Form 10-K
period 2008-09-30
Sona Resources, Inc.
filed 2008-11-24
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended September 30, 2008

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-148959

SONA RESOURCES, INC.
(Exact name of Company as specified in charter)

Nevada	68-067667
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

2/41 Timurty Om Housing Society, Sion
Chunnabhatti, Mumbai, India	400022
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 91 9820600 700

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Sona Resources, Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X]	No [ ]	(2)	Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Sona Resources, Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

State issuer’s revenues for its most recent fiscal year:	$ -0-

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of Exchange Act). Yes [ X ] No [ ]

State the aggregate market value of the voting stock held by nonaffiliates of Sona Resources Inc.   The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at September 30, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of November 15, 2008, Sona Resources, Inc. has 2,605,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Sona is a start-up, pre-exploration stage company, incorporated in the State of Nevada on January 18, 2007 and with a fiscal year end of September 30.   We have no subsidiaries, affiliated companies or joint venture partners.

Our business is the search for gold and related minerals. Our planned exploration work is exploratory in nature.  We have not generated any operating revenues since inception.  Our sole holding is a 100% interest in the Sagar Claim located in the Republic of India.  As well all of our directors, officers and our consulting geologist reside in India. See ‘Risk Factors’, page 5.  We have not discovered any ores or reserves on the Sagar Claim. We have incurred losses since inception and we must raise additional capital to fund our operations.   There is no assurance we will be able to raise this capital.

Sona has not conducted any exploration work on the Sagar Claim. With funds on hand we plan to commence Phase 1 work of a two-phase exploration program recommended for the Sagar Claim.  It is our plan to commence Phase I work in the late fall of 2008 or the spring of 2009.  We will have to raise additional cash to undertake anything beyond this initial work on the Sagar Claim.

There is no assurance that a commercially viable mineral deposit, a reserve, exists at our mineral claim.  There is no assurance a mineral deposit can be shown to exist on the Sagar acclaim unless and until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years and would require expenditure of very substantial amounts of capital.  We do not presently have such capital.  We may never be able to raise this capital.

Management devotes only part-time to Sona’s business. Sona has no fulltime employees

Principal Office

Our administrative office is located at 2/41 Timurty OM Housing Society, Sion, Chunnabhatti, Mumbai, India 400022. Our telephone number is 91 9820600 700.

Other information

Sona has 2,605,500 shares outstanding.

Sona is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

The shareholders may read and copy any material filed by Sona with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Sona has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Sona has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Sona and the notes, which forms an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock, if and when quoted on the OTC Bulletin Board (the “OTCBB”)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-K, specifically the section entitled “Risk Factors” beginning on page 5.   These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” as well as in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-K will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the future price of our common stock, if ever quoted on the OTCBB, could decline.

RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Sona contained in this Form 10-K, you should consider many important factors in determining the financial status of our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase future shares in our Company or if you are already a shareholder in retaining or increasing your position.

Risks Associated with our Company:

Since our assets, together with all of our directors and officers, and our consulting geologist, are outside the United States (in the Republic of India) it may not be possible for investors to make service of process on our directors and officers or to enforce U.S. laws or any judgment obtained in a United States court, against the Company, its assets, our directors and officers or our consulting geologist in India.

Our assets are located outside the United States, in the Republic of India.   We do not currently, nor do we have plans for the foreseeable future, to maintain a permanent place of business within the United States.   We have an agent for service, Budget Corp. of Carson City, Nevada, who will accept, on our behalf, the service of any legal process and any demand or notice authorized by law to be served upon a corporation.  However, our agent for service will not accept service on behalf of any of our officers or directors, all of whom are residents of India.  Similarly, our consulting geologist, who has advised the Company with respect to exploration of its principal asset, the Sagar Claim, is also a resident of India.  None of these persons has an agent for service in the United States.  Consequently it may be difficult for investors to bring a legal action, or obtain a judgment, against the Company, or more particularly, any of our officers and directors or our consulting geologist, in a U.S court, based upon the civil liability provisions of U.S. federal securities laws, or otherwise.  Even if such an action is brought, and judgment were obtained, in a U.S. court it may be difficult, even impossible, to enforce such a judgment in the courts of India making it difficult, if not impossible, to collect on a U.S. judgment in India.  Furthermore, it may be difficult, or even impossible, for an investor to bring an original action in the courts of India against Sona, or any of the above-referenced individuals, whether based upon the civil liability provisions of U.S. federal securities laws, or any other laws, of the United States.

Our liquidity, and thus our ability to continue to operate depends upon the continuing willingness of our President to finance the Company’s operations.

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $8,766 and she has agreed to advance up to a further $25,000 on an ‘as needed’ basis over the coming twelve (12) months.  Without these loan advances we would be forced to go out of business.  Even if our President advances a further $25,000 over the coming twelve (12) months, we expect our cash resources to satisfy our needs to only to approximately June 2009.

Furthermore, the loan advances made by our President are repayable on demand.  Accordingly, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to September 30, 2008, the date of our most recent unaudited financial statements, is $68,302.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted. If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold and/or silver mineralization we cannot guarantee that any gold and/or silver mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or silver mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or silver mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Sagar Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

One of our directors is a professional geologist and has considerable experience exploring for minerals.  However, none of our management team has experience starting and operating a mineral exploration company, nor do they have training in these areas.  As a result their decisions and choices may not take into account standard managerial approaches mineral exploration companies commonly use. Consequently our ultimate financial success could suffer irreparable harm due to certain of management's lack of experience.  Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Sona.  We will have to hire professionals to undertake these filing requirements for Sona and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

If we don't raise enough capital for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We estimate that, with funding committed by our management combined with our cash on hand, we have sufficient cash to continue operations for twelve months provided we only carry out the planned portion of Phase I of our planned exploration activity.  We are in the pre-exploration stage.  We need to raise additional capital to undertake the remainder of Phase I, or any of Phase II, of our planned exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business, which will result in the loss of your investment.

Since we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the property into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only a portion of his time, approximately 15 hours per month, to our business.  Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 8 hours per month to our operations.  Our remaining director, Fidel Pernites, will be devoting almost no time to our affairs except during the limited time during which we undertake exploration work on the Sagar Claim at which time Mr. Pernites, a professional geologist, is expected to devote a significant portion of his time on behalf of the Company.  While our officers and directors presently possess adequate time to attend to our business, it is possible that the demands of their other obligations could increase with the result that our affairs are not effectively managed. As a consequence our business may suffer with our exploration activity being under-funded, sporadic or periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity in 2008.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Mineral exploration is highly speculative, involves substantial expenditures, and is frequently non-productive

 Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. As we are exclusively involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include the identification of potential economic mineralization based on superficial analysis; the quality of our management and our geological and technical expertise; and the capital available for exploration and development.     Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and any future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

Mineral exploration is highly speculative.

Exploration for minerals is highly speculative and involves greater risks than are inherent in many other industries. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Also, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology. The exploration targets on the properties we own, lease or acquire in the future may not contain commercially mineable mineral deposits.

No matter how much money is spent on the Sagar Claim, the risk is that we might never identify a commercially viable ore reserve.

Over the coming years, we might expend considerable capital on exploration of the Sagar Claim without finding anything of value.  It is very likely the Sagar Claim does not contain any reserves so any funds spent on exploration will probably be lost.  No matter how much money is spent on the Sagar Claim, we might never be able to find a commercially viable ore reserve.

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

 Mineral exploration and development activities are inherently risky and we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Sagar Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of India, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Sagar Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

Even with positive results during exploration, the Sagar Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Sagar Claim is in excess of the selling price of such minerals, we would not be able to develop the claim.  Accordingly even if ore reserves were found on the Sagar Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Sagar Claim and seek another mineral property to develop, or cease operations altogether.

Risks Associated with Our Shares:

Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 2,000,000 shares of common stock representing 77% of our outstanding shares.  Such directors and officers have registered for resale 200,000 of their shares.  Assuming that such directors and officers sell their 200,000 shares, they will still own 1,800,000 shares of common stock representing 69.1% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system.  There is no market for our shares.   Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.   Once this registration statement becomes effective, it is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports filed with the SEC.

From the date of this Form 10-K, we estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB.  However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB, in which case, there will be no liquidity for the shares of our shareholders.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

 We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds through the sale of our common stock.  This will result in a dilutive effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilutive effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

 Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of India and costs expressed in the geological report on the Claim are expressed in Indian Rupees. For purposes of consistency and to express United States Dollars throughout this registration statement, Indian Rupees have been converted into United States currency at the rate of US $1.00 being approximately equal to Ind. R. 39.5 or 1(one) Ind. R. being approximately equal US $0.0253 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

ITEM 2. DESCRIPTION OF PROPERTY

Our sole mineral property is:

Sagar Claim

We are the registered and beneficial owner of a 100% interest in the Sagar Claim.
The Sagar Claim covers an area of approximately 98.7 hectares (approximately 244 acres).
The Sagar Claim is situated in the state of Tamil Nadu in the Republic of India.  The Sagar Claim was chosen because it is exhibits some geological similarity to the Polur Gold Claim (located approximately 50 kilometers/31 miles to the east of the Sagar Claim).  The Polur Gold Claim produced 2.7 million ounces of gold between 1920 and 2002 when the mine shut down.

Proposed Exploration Work – Plan of Operation

Mr. Hirendra Kapadia, P. Geol., authored the "Summary Of Exploration On The Sagar Property, Chennai, Tamil Nadu  India” dated May 1, 2007 (the “Kapadia Report”), in which he recommended a phased exploration program to properly evaluate the potential of the claim.  Mr. Kapadia is a registered Professional Geologist in good standing in the Geological Society of India. He is a graduate of the University of Western Australia, Perth, Australia with a Bachelor of  Science (1977) and a Masters of Science (1982).   Mr. Kapadia has practiced his profession as a geologist continuously since 1987.  He visited the area covered by our claim in April of 2007.

We must conduct exploration to determine what minerals exist, if any, on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Sagar Claim by commencing Phase I of the work recommended in the Kapadia Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Sagar Claim, our sole mineral property. Our planned Phase I work is exploratory in nature.

The Kapadia Report recommends a number of steps in Phase I work to properly evaluate the potential of the claim.  Phase I work will include of geological mapping, sampling and surveying (including whole rock chemical analysis) to define and enable interpretation and evaluation of the feasibility and utility of undertaking Phase II work (being an exploratory diamond drill program).

We anticipate, based on the estimate contained in the Kapadia Report, that the Phase I work we will undertake with cash on hand will cost approximately $7,600 (Ind. Rs 300,000) and will consist, primarily, of geological mapping.

At this point we have funds available to complete only a portion of Phase I.   Phase I work will include establishing a grid and the creation of maps showing the location of all roads in and near the perimeter of the Sagar Claim.  The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of chromite and other indicator minerals can be made.  As noted above, we expect the costs of Phase I work to total approximately $7,600 (Ind. Rs 300,000).

Based on estimates in the Kapadia Report, we will have to raise an additional $28,500 (Ind. Rs 1,122,000) in order to carry out Phase I work in its entirety, let alone any Phase II drilling, should that be judged to be warranted following completion and evaluation of all Phase I work recommended in the Kapadia Report.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds is limited.  If we are unable to raise the necessary funds we will be required to suspend Sona’s operations and liquidate our company.   See, particularly, ‘Risk Factors’ page 5.

Particulars of the Sagar Claim, our sole mineral property, together with issues we face in conducting exploration work on the property, follow.

Location and Access

The Sagar Claim is located approximately 42 kilometers (26 miles) east of the town of Vandavasi, near the southeastern corner of India in the state of Tamil Nadu.   The area covered by the Sagar Claim is an active mineral exploration and development region with plenty of heavy equipment and operators available for hire. The town of Vandavasi provides all necessary amenities and supplies including, an experienced workforce, fuel, helicopter services, hardware, drilling companies and assay services.  Access to the Sagar Claim is via government maintained all-weather road.   No water is required for the purposes of our planned exploration work.  No electrical power is required at this stage of exploration.  Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim. The area has a tropical and humid climate, with an oppressive summer and plentiful seasonal rainfall. The summer season, from March to May, is followed by the south west monsoon from June to September. The north east monsoon lasts from October to November.  The claim area can be worked, essentially, year round.

There are no known environmental concerns or parks designated for any area contained within the claims. The property has no encumbrances.

Property Geology

The principal bedded rocks for the area of Sagar Claim are Precambrian rocks that are exposed along a wide axial zone of a broad complex. In this region gold is generally concentrated within extrusive Precambrian rocks in the walls of large volcanic caldera.  The volcanic rocks are typically intruded with quartz veins that may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels - rocks that are found at those mineral occurrence sites.

These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.  Past gold production, along with recent exploration, in the area near the Sagar Claim has resulted in the discovery of gold occurrences in shear zones such as those found on our claim.

Previous Exploration

While mineralization found on the Sagar Claim is consistent with that found associated with zones of extensive mineralization in nearby properties, to the best of our knowledge, based on examination by our geologist of available records, no detailed exploration has previously been undertaken on the area covered by the Sagar Claim.   Our proposed work represents an exploratory search for minerals on the Sagar Claim.

As mentioned above however, we determined to acquire and explore the Sagar Claim because of the fact that numerous showings of mineralization have been discovered in the area of our claim and one such prospect, the previously mentioned Polur Gold Claim located some 50 kilometers (31 miles) to the east of our claim, achieved significant gold production over many decades.

However, no assurance whatsoever can be given that any meaningful mineralization, let alone commercially valuable mineralization, will found on the Sagar Claim.

There are no permanent facilities, plants, buildings or equipment on the Sagar Claim.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business that is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold and silver. Therefore, we will likely be able to sell any gold or silver that we are able to recover, in the event commercial quantities are discovered on the Sagar Claim.  There is no ore body on the Sagar Claim.

Regulations

Exploration activities are subject to various national, state, foreign and local laws and regulations in the Republic of India, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in India.

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our claim.  At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

Investment Policies

Sona does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Sona.   Presently Sona does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Sona is a party or to which the Sagar is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Sona’s date of inception.  Management plans to hold an Annual General Meeting of Stockholders during 2009.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, Sona has not paid any dividends on its common stock, and Sona does not anticipate that it will pay dividends in the foreseeable future.  As at September 30, 2008, Sona  had 40 shareholders; two of these shareholders are an officers and director of Sona.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Sona’s inception.

There are no outstanding warrants or conversion privileges for Sona’s shares.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview       We are a start-up, pre-exploration stage company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Sagar Claim.   As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at September 30, 2008, we had cash on hand of $2,399 and a working capital deficiency of $17,826.   As can be determined from the following table, it is expected that the Company will require cash injections of approximately $27,225 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we will be faced with a working capital deficiency by no later than the end of the next twelve months. By an agreement dated April 1, 2008 our President agreed to make loan advances to the Company totaling up to $25,000 on an ‘as needed’ basis to ensure we have sufficient working capital to finance our operations for the forthcoming twelve (12) months.

Should our President fail to advance the additional $25,000 in loan capital, or should our President exercise her right to demand repayment of her loan, we would have no funds to satisfy our cash requirements and would have to go out of business.  See ‘Risk Factors, page 5.

Our future financial success will be dependent on the success of the exploration work on the Sagar Claim   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in India and foreign exchange rates.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to September 30, 2008, of $68,302. We did not earn any revenues during the aforementioned period.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Sagar Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Our capital commitments for the next twelve months consist of expenses associated with the undertaking our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	750	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,165
Add: Accounts payable	11,459	Excluding payables to ‘related parties’.
Total expenses:	29,624
Less: Cash on hand	2,399
Balance Required	$27,225	Estimated additional cash required during the next twelve (12) months

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Sagar Claim through joint venture arrangement or even the sale of part of the Sagar Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

Our engineer has recommended a phased exploration program for the Sagar Claim.  However, we have funds available to undertake only a portion of Phase I work. We will have to raise additional funds to complete all recommended Phase I work.  We will be unable to complete all Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the geological mapping of our Phase I of the exploration program recommended by our engineer.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else.

We do not intend to hire any employees at this time. Unaffiliated independent contractors that we will hire will conduct the geological mapping work. The independent contractors will be responsible for surveying and exploration.  We may engage a geologist to assist in evaluating the information derived from the exploration including advising us on the economic feasibility of removing any mineralized material we may discover.

Critical Accounting Policies      Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of September 30, 2008, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Trends      We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had,  or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described  in this section or in ‘Risk Factors’, page 5.

Limited Operating History; Need for Additional Capital         There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on January 18, 2007.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Results of Operations - Year ended September 30, 2008.

For the year ended September 30, 2008, we had a net loss of $49,151 and an accumulated loss since inception of $68,302.   This represents a net loss of $0.02 per share for the year ended September 30, 2008 based on a weighted average number of shares outstanding of 2,605,500.  We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing the company, undertaking audits, paying management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 8,883	Preparation of working papers for submission to our independent accountants for examination of the financial statements.
Bank charges	121	Includes the cost of printing cheques and deposit book.
Consulting fees	12,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	2,362	Edgarizing Form S-1 and amendments thereto.
Exploration	5,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Legal	3,500	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	12,000
    The Company does not pay its directors or officers for the service they render to the Company.  Nevertheless, the Company realizes there is a cost in the directors and officers working on behalf of the Company and has accrued as an expense 1,000 each month commencing August 1, 2007 as management fee.   The offsetting credit is to Capital in Excess of Par Value on the Balance Sheet.   This amount will never be paid to the directors and officers in either cash or shares.

Filing Fees	30

Office	801	General office and photocopy expenses.
Rent	2,400
    As with management fees, the Company accrues $200 a month as an rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	1,200	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	354
	$ 49,151

Balance Sheet as at September 30, 2008       Total cash, as at September 30, 2008 was $2,399.  Our working capital deficiency as at September 30, 2008 was $17,826.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,276 together with no interest demand loans from a director in the amount of $6,203.
No revenue was generated during these periods.

Total shareholders’ deficiency as at September 30, 2008 was $17,826. Total shares outstanding as at September 30, 2008 was 2,605,500.

Our Planned Exploration Program     We must conduct exploration to determine what amounts of minerals exist on the Sagar Claim and if such minerals can be economically extracted and profitably processed.

Our anticipated exploration costs over the next twelve months on the Sagar Claim are approximately $7,600.  This figure represents the anticipated cost to us of completing geological mapping and other Phase I work recommended in the Kapadia Report.  In order to complete Phase I we will have to raise additional investment capital since, apart from the $7,600 specifically allocated to mineral exploration, our remaining cash on hand is fully committed to ongoing administrative expenses of the Company.

ITEM 7.                      FINANCIAL STATEMENTS

The financial statements attached to this Form 10K for the year ended September 30, 2008 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended September 30, 2008, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Sona’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10K (the “Evaluation Date”), have concluded that as of the Evaluation Date, Sona’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10K was being prepared.

(b)           Changes in Internal Controls

There were no changes in Sona’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Ajeeta Pinheiro	Chief Executive Officer, President And Director (1)	34

Monika Sagar	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	35

Fidel B. Pernites	Director (3)	49

(1)	Ajeeta Pinheiro was appointed a director, President and Principal Executive Officer on January 18, 2007.

(2)	Monika Sagar was appointed a director, secretary/treasure and Principal Financial Officer on January 18, 2007.

(3)	Fidel. B. Pernites was appointed a director on January 12, 2008.

Background of officers and directors

AJEETA PINHEIRO has been the President and a director of the Company since inception on January 18, 2007.  She graduated from Bombay University with a Bachelor of Science degree (1994).  For the past five years Ms. Pinheiro has  been involved, at the managmernt level, in the customer service and sales industry managing inbound call centers, located in Mumbia, India,  for such U.S. based companies such as American Express and Hewlett Packard.   From December 2001 to September 2006 Ms. Pinheiro managed a customer service center for Wipro BPO taking inbound customer service and sales calls for American Express Card Services.  Since September 2006 she has served in the position of ‘Program Manager and Head of Operations’ for SGS Sutherland Global Service’s customer service centre handling inbound sales and service calls for Hewlett Packard’s home and home office products.

MONIKA SAGAR has been a director and Secretary Treasurer of the Company since inception as well.  After obtaining a B. A., Political Science, (1996) from Punjab University Ms. Sagar worked in a variety of administrative positions.  For the past five years Ms. Sagar has held administrative and loan officer positions.  From 2001 to 2002 she served as an Assistant Loan Officer with HSBC Bank.    From 2002 to 2004 Ms. Sagar was a fulltime student obtaining her M. A. in Political Science from Punjab University in 2004.  From her graduation in 2004 to the present, Ms. Sagar has been employed by Standard Chartered Bank as a Customer Care Executive, supervising the processing of personal loans for real and personal property.  Since 2004 with Ms. Sagar is also continuing her education on a part time basis, working on an MBA degree.

FIDEL B. PERNITES has been a director since January 18, 2008.  Mr. Pernites graduated from De La Salle University, Manila, Philippines with a B. Science, Geologist (1979) and Master of Geological Sciences (1988).  Since 1989 Mr. Pernites has been a self-employed independent consulting geologist responsible for surveying and testing mineral properties.
Our officers and directors devote a limited amount of their time to the affairs of the Company.  Our Presidner Ajeeta Pinheiro spends about 16 hours a month on administrative and accounting matters.  As Secretary Treasurer, Monika Sagar spends approximately 8 hours per month on corporate matters. Fidel Pernites spends almost none of his time on Sona’s affairs.  However, Mr. Pernites has agreed to devote more time to Sona’s affairs during the period when we are conducting our Phase I work program on the Sagar Claim.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors.  The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Ajeeta Pinheiro, our President and Chairman of the audit committee, and Monika Sagar our Chief Financial Officer and Secretary Treasurer neither of whom are independent.  Neither Ms. Pinheiro nor Ms. Sagar can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial circumstances, does not anticipate seeking an audit committee financial expert to joint the committee in the foreseeable future.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on January 18, 2007, our Board and Audit Committee have conducted their business entirely by consent resolutions and have not met, as such.

Conflicts of Interest

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934 nor are any of our officers and directors a director or officer of any other company involved in the mining industry.  However there can be no assurance such involvement will not occur in the future.  Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Sona and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, in January 2007, a Code of Business Conduct and Ethics. Sona’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Sona and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Significant Employees

We have no paid employees as such.  Our Officers and Directors fulfill many functions that would otherwise require Sona to hire employees or outside consultants.  We anticipate engaging the services of workers to assist in the exploration of the Sagar Claim.  Any field workers we engage will not be considered employees either on a full time or part time basis.  This is because our exploration work will not last more than a few weeks and once completed these individuals will no longer be required to fulfill such functions.

Family Relationships

Our President, our Chief Financial /Secretary Treasurer and our other director are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10.      EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

The Sona’s Board of Directors is responsible for establishing and administering the Sona’s executive and director compensation.  Currently, in light of the Sona’s cash position and anticipated expenses in the near future, neither of the officers nor directors of the Sona are compensated.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officer and director, during the period from inception to September 30, 2008.

Summary Compensation Table
                                        Long Term Compensation
        Annual Compensation                                                                        Awards                                         Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year ($)	Salary ($)	Bonus ($)	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Ajeeta Pinheiro Principal Executive Officer, President and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Monika Sagar Principal Financial Officer, Secretary Treasurer and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Fidel B. Pernites, Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at November 15, 2008, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Ajeeta Pinheiro 2/41Trimurty Om Housing Society, Sion , Chunabhatti, Mumbai, 400022, India	1,250,000	47.98%

Common Stock	Monika Sagar H- 89 Sarojani Nagar, New Delhi, India 23	750,000	28.90%

Common Stock	Fidel B. Pernites	Nil	Nil

Common Stock	Directors and Officers as a Group (3 persons)	2,000,000	76.88%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of June 30, 2008 there are a total of 2,605,500 shares of our common stock issued and outstanding. Of these, all 2,605,500 shares, being 100% of our issued shares, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our effective Form S-1, we registered for resale 805,500 restricted shares, being 35% of our issued shares leaving  shares being 65% of our shares, as ‘restricted shares’ under Rule 144:

Ajeeta Pinheiro	1,125,000 shares
Monika Sagar	675,000 shares
Total restricted shares	1,800,000 shares

Under Rule 144, restricted shares may be resold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Sona does not have any securities that are convertible into common stock. We have not registered any shares for sale by security holders under the Securities Act other than as disclosed in this prospectus.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On August 31, 2007 Sona issued to (i) our President, Principal Executive Officer and Director, Ajeeta Pinheiro, 1,250,000 shares at the price of $0.001 per share for total consideration of $1,250; and (ii) our Principal Financial Officer, Secretary-Treasurer and a director, Monika Sagar,  750,000 shares at the price of $0.001 per share for total consideration of $750.

The shares issued to each of Ms. Pinheiro and Ms. Sagar were in consideration of their agreeing to take the initiative in developing and implementing the business plan of the Company, including, among other things, providing the initial seed capital to allow the Company to engage a professional geologist to assist in identifying a mineral prospect considered worthy of exploration, identifying investors and arranging for the initial private placement to enable the Company to implement its business plan.

Pursuant to an agreement between the Company and our President Ajeeta Pinheiro, dated April 1, 2008  Ms. Pinheiro  agreed to advance an aggregate of  up to $25,000 to the Company over the coming twelve (12) months.  These loan advances, together with  6,203 in cash already advanced to the Company by Ms. Pinheiro, do not bear interest and there are no fixed terms of repayment called for.  However, Ms. Pinheiro may demand repayment of the loan advances at any time.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Sona, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Sona, or any change in control of Sona, or a change in the person’s responsibilities following a change in control of Sona.

Compliance with Section 16 (a) of the Exchange Act

Sona knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Sona’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  None of the directors or officers have complied with Section 16 (a) of the Exchange Act.

Description of Our Securities

We have only common shares authorized and there are no preferred shares or other forms of shares.  Our authorized common stock consists of 250,000,000 shares of common stock, par value $0.001 per share.  The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;

-	are entitled to share ratably in all of the assets of Sona available for distribution upon winding up of the affairs of Sona; and

-	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

-	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

The shares of common stock do not have any of the following rights:

-           preference as to dividends or interest;

-           preemptive rights to purchase in new issues of shares;

-           preference upon liquidation; or

-           any other special rights or preferences.

All our shares of common stock now issued and outstanding are fully paid and non-assessable.

Convertible Securities

The shares are not convertible into any other securities.

Non-Cumulative Voting.

The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our directors.  Our directors and officers have 76.88 percent of the shares outstanding making it impossible for any shareholder or group of shareholders to accumulate sufficient votes of shares from other shareholders to change our directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Sona, or any currently proposed transactions, or series of similar transactions, to which Sona was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Sona to own of record or beneficially more than 5% of any class of Sona’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Sona any currently proposed transactions, or series of similar transactions, to which Sona was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Sona to own of record or beneficially more than 5% of the common shares of Sona’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Sona does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	31

Balance Sheet as at September 30, 2008 and 2007	32

Statement of Operations for year ended September 30, 2008 and for the period from January 18, 2007 (date of inception) to September 30, 2007 and for the period from January 18, 2007 (date of inception) to September 30, 2008	33

Statement of Changes in Stockholders’ Equity for the period from January 18, 2007 (date of inception) to September 30, 2008	34

Statement of Cash Flows for year ended September 30, 2008 and for the period from January 18, 2007 (date of inception) to September 30, 2007 and for the period ended January 18, 2007 (date of inception) to September 30, 2008	35

Notes to the Financial Statements	36

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.2	Articles of Incorporation (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.3	By-laws (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended September 30, 2008 for professional services for the review of the quarterly financial statements as at December 31, 2007, March 31 and June 30, 2008, annual financial statements as of September 30, 2008 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended December 31, 2007, March 31 and June 30, 2008 and $2,500 for the audit of September 30, 2008.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Sona’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in September 30, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to September 30, 2008 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Sona to make any pre-approval policies meaningful.  Once Sonar has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Sona’s internal accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONA RESOURCES, INC.
(Registrant)
November 20, 2008

            By:   AJEETA PINHEIRO
            Ajeeta Pinheiro
            Chief Executive Officer,
            President and Director

By: MONIKA SAGAR
Monika Sagar
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCIATES, CPA’s INC.                                                                                                                           684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board                                                                                                                     Murray, Utah, 84107
                                    Telephone 801-268-2632

Board of Directors
Sona Resources, Inc.
Mumbai, India

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheet of Sona Resources, Inc. (pre-exploration stage company) at September 30, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2008 and for the period from January 18, 2007 (date of inception) to September 30, 2007 and the period from January 18, 2007 (date of inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sona Resources, Inc. at September 30, 2008 and 2007, and the results of operations and cash flows for the year ended September 30, 2008 and for the period from January 18, 2007 (date of inception) to September 30, 2007 and the period from January 18, 2007 (date of inception) to September 30, 2008, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”

November 16, 2008

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	Sept. 30, 2008	Sept. 30, 2007

ASSETS

CURRENT ASSETS

Cash	$ 2,399	$ 25,404

Total Current Assets	$ 2,399	$ 25,404

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,459	$ 3,885
Accounts payable – related parties	8,766	5,794

Total Current Liabilities	20,225	9,679

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
2,605,500 shares issued and outstanding	2,606	2,606
Capital in excess of par value	47,870	32,270
Deficit accumulated during the pre-exploration stage	(68,302)	(19,151)

Total Stockholders’ Deficiency	(17,826)	15,725

	$ 2,399	$ 25,404

The accompanying notes are an integral part of these financial statements.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For year ended September 30, 2008 and for the period from January 18, 2007 (date of inception) to September 30, 2007 and for the period from January 18, 2007 (date of inception) to September 30, 2008

	Year Ended September 30, 2008	From January 18, 2007 (date of inception ) to September 30, 2007	From January 18, 2007 (date of inception) to September 30, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking andgeological report	5,000	5,000	10,000
Administrative	44,151	14,151	58,302

NET LOSS FROM OPERATIONS	$ (49,151)	$ (19,151)	$ (68,302)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.02)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,605,000	2,000,000

The accompanying notes are an integral part of these financial statements.

SONA RESOURCES, INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period January 18, 2007 (date of inception) to September 30, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 18, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 – August 31, 2007	2,000,000	2,000	-	-

Issuance of common shares for cash at $.05 – September 30, 2007	605,500	606	29,670

Net operating loss for the period January 18, 2007 (date of Inception) to September 30, 2007	-	-	-	(19,151)

Capital contributions – expenses	-	-	2,600	-

Balance as at September 30, 2007	2,605,500	2,606	32,270	(19,151)

Net operation loss as at September 30, 2008	-	-	-	(49,151)

Capital contributions – expenses	-	-	15,600	-

Balance as at September 30, 2007	2,605,500	$ 2,606	$ 47,870	$ (68,302)

The accompanying notes are an integral part of these financial statements

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the year ended September 30, 2008 and for the period from January 18, 2007 (date of inception) to September 30, 2007 and for the period from January 18, 2007 (date of inception) to September 30, 2008

	Year ended Sept. 30, 2008	From January 18, 2007 (date of inception) to Sept. 30, 2007	From January 18, 2007 (date of inception) to Sept. 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (49,151)	$ (19,151)	$ (68,302)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	15,600	2,600	18,200
Changes in accounts payable	7,574	3,885	11,459

Net Cash Provided (Used) in Operations	(25,977)	(12,666)	(38,643)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,972	5,794	8,766
Proceeds from issuance of common stock	-	32,276	32,276

	2,972	38,070	41,042

Net (Decrease) Increase in Cash	(23,005)	25,404	2,399

Cash at Beginning of Year	25,404	-	-

CASH AT END OF YEAR	$ 2,399	$ 25,404	$ 2,399

The accompanying notes are an integral part of these financial statements

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

1.           ORGANIZATION

The Company, Sona Resources, Inc., was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 250,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected September 30th as its fiscal year end.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2008 the Company had a net operating loss carry forward of $68,302 for income tax purposes.  The tax benefit of approximately $20,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2028.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

On April 9, 2007, the Company acquired the Sagar Gold Claim located in the Republic of India from Govind Resources Inc., an unrelated company, for the consideration of $5,000.  The Sagar Gold Claim is located in Vandavasi, Tamil Nadu in India.  Under India’s law, the claim remains in good standing as long as the Company has an interest in it.   There are no annual maintenance fees or minimum exploration work required on the Claim.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $8,766 and have made contributions to capital of $18,200 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On August 31, 2007, Company completed a private placement consisting of 2,000,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $2,000.  On September 30, 2007, the Company completed a private placement of 605,500 common shares at $0.05 per share for a total consideration of $30,276.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.