Form 10-Q
period 2008-12-31
Sona Resources, Inc.
filed 2009-01-28
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-145879

SONA RESOURCES, INC.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	68-067667 .
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2/41 Timurty Om Housing Society, Sion, Chunnabhatti, Mumbai, India, 400022
(Address of principal executive offices)

91 9820600 700
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

January 31, 2009:  2,605,500 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2008 and September 30, 2008	4

	Statement of Operations For the three months ended December 31, 2008 and 2007 and for the period January 18, 2007 (Date of Inception) to December 31, 2008	5

	Statement of Cash Flows For the three months ended December 31, 2008 and 2007 and for the period January 18, 2007 (Date of Inception) to December 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	25

PART 11.	OTHER INFORMATION	25

ITEM 1.	Legal Proceedings	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits and Reports on Form 8-K	26

	SIGNATURES.	27

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sona Resources, Inc. (a pre-exploration stage company) at December 31, 2008 (with comparative figures as at September 30, 2008) and the statement of operations for the three months ended December 31, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to December 31, 2008 and the statement of cash flows for the three months ended December 31, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to December 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	December 31, 2008	September 30, 2008

ASSETS

CURRENT ASSETS

Cash	$ 1,305	$ 2,399

Total Current Assets	$ 1,305	$ 2,399

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,507	$ 11,459
Accounts payable – related parties	11,338	8,766

Total Current Liabilities	22,845	20,225

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
2,605,500 shares issued and outstanding	2,606	2,606
Capital in excess of par value	51,770	47,870
Deficit accumulated during the pre-exploration stage	(75,916)	(68,302)

Total Stockholders’ Deficiency	(21,540)	(17,826)

	$ 1,305	$ 2,399

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three months ended December 31, 2008 and 2007 and for the period from January 18, 2007 (date of inception) to December 31, 2008

(Unaudited – Prepared by Management)

	Three months ended December 31, 2008	Three months ended December 31, 2007	From January 18, 2007 (dated of inception) to December 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,550	14,258
Bank charges and interest	21	31	283
Consulting	-	5,000	17,500
Edgarizing	997	-	3,359
Exploration and staking	-	5,000	10,000
Filing fees	-	30	30
Incorporation costs	-	-	720
Legal		2,500	5,276
Management fees	3,000	3,000	17,000
Office	73	199	963
Rent	600	600	3,400
Telephone	300	300	1,700
Transfer agent’s fees	1,073	-	1,427

NET LOSS FROM OPERATIONS	$ (7,614)	$ (18,210)	$ (75,916)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,605,500	2,605,500

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended December 31, 2008 and 2007 and for the period from January 18, 2007 (date of inception) to December 31, 2008

(Unaudited – Prepared by Management)

	Three months ended December 31, 2008	Three months ended December 31, 2007	From January 18, 2007 (date of inception) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,614)	$ (18,210)	$ (75,916)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	48	(950)	11,507
Capital contributions – expenses	3,900	3,900	22,100

Net Cash Provided (Used) in Operations	(3,666)	(15,260)	(42,309)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,572	199	11,338
Proceeds from issuance of common stock	-	-	32,276

	2,572	199	43,614

Net (Decrease) Increase in Cash	(1,094)	(15,061)	1,305

Cash at Beginning of Period	2,399	25,404	-

CASH AT END OF PERIOD	$ 1,305	$ 10,343	$ 1,305

The accompanying notes are an integral part of these unaudited financial statements

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(Unaudited – Prepared by Management)

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
December 31, 2008

(Unaudited – Prepared by Management)

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

On December 31, 2008 the Company had a net operating loss carry forward of $75,916 for income tax purposes.  The tax benefit of approximately $22,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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
December 31, 2008

(Unaudited – Prepared by Management)

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
December 31, 2008

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $11,338 and have made contributions to capital of $22,100 in the form of expenses paid for the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Sona Resources, Inc. (“Sona”) and the notes which form an integral part of the financial statements which are attached hereto.

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

Sona has not conducted any exploration work on the Sagar Claim. With funds on hand we plan to commence Phase 1 work of a two-phase exploration program recommended for the Sagar Claim.  It is our plan to commence Phase I work in the late fall of 2009 or the spring of 2010.  We will have to raise additional cash to undertake anything beyond this initial work on the Sagar Claim.

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

DESCRIPTION OF THE PROPERTY

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

Particulars of the Sagar Claim, our sole mineral property, together with issues we face in conducting exploration work on the property, are as follows.

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at December 31, 2008, we had cash on hand of $1,305 and a working capital deficiency of $21,540.   As can be determined from the following table, it is expected that the Company will require cash injections of approximately $28,367 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we will be faced with a working capital deficiency by no later than the end of the next twelve months. By an agreement dated April 1, 2008 our President agreed to make loan advances to the Company totalling up to $25,000 on an ‘as needed’ basis to ensure we have sufficient working capital to finance our operations for the forthcoming twelve (12) months.

Should our President fail to advance the additional $25,000 in loan capital, of which she has advanced $11,338 as of December 31, 2008, or should our President exercise her right to demand repayment of her loan, we would have no funds to satisfy our cash requirements and would have to go out of business.

Our future financial success will be dependent on the success of the exploration work on the Sagar Claim.   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in India and foreign exchange rates.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to December 21, 2008, of $75,916. We did not earn any revenues during the aforementioned period.

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

Our capital commitments for the next twelve months consist of expenses associated with the undertaking our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	750	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,165
Add: Accounts payable	11,507	Excluding payables to ‘related parties’.
Total expenses:	29,672
Less: Cash on hand	1,305
Balance Required	$28,367	Estimated additional cash required during the next twelve (12) months

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Sagar Claim through joint venture arrangement or even the sale of part of the Sagar Claim.  Neither of these avenues has been pursued as of the date of this Form 10-Q.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of December 31, 2008, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Trends      We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had,  or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described  in this section or in ‘Risk Factors’.

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

Results of Operations – Since inception to December 31, 2008.

For the three months ended December 31, 2008, we had a net loss of $7,614 and an accumulated loss since inception of $75,916.   This represents a net loss of $0.00 per share for the three months ended December 31, 2008 based on a weighted average number of shares outstanding of 2,605,500.  We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 14,258	Preparation of working papers for submission to our independent accountants.
Bank charges	283	Includes the cost of printing cheques and deposit book and monthly bank charges.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	3,359	Edgarizing Form S-1, Forms 10-K and 10-Q.

Exploration	10,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Filing fees	30	Filing charges for our Form S-1
Incorporation costs	720	Initial cost of incorporation the company in the State of Nevada
Legal	5,276	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	17,000
The Company does not pay its directors or officers for the service they render to the Company.  Nevertheless, the Company realizes there is a cost in the directors and officers working on behalf of the Company and has accrued as an expense $1,000 each month commencing August 1, 2007 as management fee.   The offsetting credit is to Capital in Excess of Par Value on the Balance Sheet.   This amount will never be paid to the directors and officers in either cash or shares.

Office	963	General office and photocopy expenses.
Rent	3,400
As with management fees, the Company accrues $200 a month as an rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	1,700	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	1,427	Issuance of shares and annual transfer agent’s fee.
	$ 75,916

Balance Sheet as at December 31, 2008       Total cash, as at December 31, 2008, was $1,305.  Our working capital deficiency as at December 31, 2008 was $21,540.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,276 together with no interest demand loans from a director in the amount of $6,203.
No revenue was generated during these periods.

Total shareholders’ deficiency as at December 31, 2008 was $21,540. Total shares outstanding, as at December 31, 2008, was 2,605,500.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q, specifically the section entitled “Risk Factors”.   In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the future price of our common stock, if ever quoted on the OTCBB, could decline.

RISK  FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Sona contained in this Form 10-Q, you should consider many important factors in determining the financial status of our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase future shares in our Company or if you are already a shareholder in retaining or increasing your position.

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

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $11,338 and she has agreed to advance up to a further $13,662 on an ‘as needed’ basis over the coming twelve (12) months.  Without these loan advances we would be forced to go out of business.  Even if our President advances the full $25,000 over the coming twelve (12) months, we expect our cash resources may not satisfy our needs to June 2009.

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

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to December 31, 2008, the date of our most recent interim financial statements, is $75,916.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity in 2009.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

Our common shares are not listed on any exchange or quotation system.  There is no market for our shares.   Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.   We are planning to make an application for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports filed with the SEC.

From the date of our submission of a Form 211, we estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB.  However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB, in which case, there will be no liquidity for the shares of our shareholders.

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Sona’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Sona’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b)           Changes in Internal Controls

There were no material changes in Sona’s internal controls or in other factors that could materially affect Sona’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Sona or is a party or to which the Sagar Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended September 30, 2008.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

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

SONA RESOURCES, INC.
(Registrant)

Date: January 27, 2009	AJEETA PINHEIRO
Chief Executive Officer, President and Director

Date: January 27, 2009	MONIKA SAGAR
Chief Financial Officer, Chief Accounting Officer, Secretary and Director