Form 10-Q
period 2009-03-31
Sona Resources, Inc.
filed 2009-04-29
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-145879

SONA RESOURCES, INC.
                                                                   (Exact name of small business issuer as specified in its charter)

Nevada	68-0676667 .
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2/41 Timurty Om Housing Society, Sion, Chunnabhatti, Mumbai, India, 400022
(Address of principal executive offices)

91 9820600 700
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                        Accelerated filer                                  [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                         Small reporting company           [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes [ X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 30, 2009: 2,605,500 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at March 31, 2009 and September 30, 2008	4

	Statement of Operations For the three and six months ended March 31, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to March 31, 2009	5

	Statement of Cash Flows For the six months ended March 31, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to March 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

	SIGNATURES.	28

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sona Resources, Inc. (a pre-exploration stage company) at March 31, 2009 (with comparative figures as at September 30, 2008) and the statement of operations for the three and six months ended March 31, 2009 and 2008 and for the period from January 18, 2007 (date of incorporation) to March 31, 2009 and the statement of cash flows for the six months ended March 31, 2009 and 2008 and for the period from January 18, 2007 (date of incorporation) to March 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2009	September 30, 2008

ASSETS

CURRENT ASSETS

Cash	$ 421	$ 2,399

Total Current Assets	$ 421	$ 2,399

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 13,203	$ 11,459
Accounts payable – related parties	11,483	8,766

Total Current Liabilities	24,686	20,225

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
2,605,500 shares issued and outstanding	2,606	2,606
Capital in excess of par value	55,670	47,870
Deficit accumulated during the pre-exploration stage	(82,541)	(68,302)

Total Stockholders’ Deficiency	(24,265)	(17,826)

	$ 421	$ 2,399

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and six months ended March 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to March 31, 2009

(Unaudited – Prepared by Management)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Six Months ended March 31, 2009	Six Months ended March 31, 2008	From January 18, 2007 (date of inception) to March 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,550	3,100	3,100	15,808
Bank charges and interest	20	52	41	83	303
Consulting	-	7,500	-	12,500	17,500
Edgarizing	472	-	1,470	-	3,831
Exploration and staking	-	-	-	5,000	10,000
Filing fees	-	-	-	30	30
Incorporation costs	-	-	-	-	720
Legal		1,000	-	3,500	5,276
Management fees	3,000	3,000	6,000	6,000	20,000
Office	318	347	391	546	1,282
Rent	600	600	1,200	1,200	4,000
Telephone	300	300	600	600	2,000
Transfer agent’s fees	364	354	1,437	354	1,791

NET LOSS FROM OPERATIONS	$ (6,624)	$ (14,703)	$ (14,239)	$ (32,913)	$ (82,541)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,605,500	2,605,500	2,605,500	2,605,500

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended March 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to March 31, 2009

(Unaudited – Prepared by Management)

	Six months ended March 31, 2009	Six months ended March 31, 2008	From January 18, 2007 (date of inception) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (14,239)	$ (32,913)	$ (82,541)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	1,744	2,772	13,203
Capital contributions – expenses	7,800	7,800	26,000

Net Cash Provided (Used) in Operations	(4,695)	(22,341)	(43,338)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,717	374	11,483
Proceeds from issuance of common stock	-	-	32,276

	2,717	374	43,759

Net (Decrease) Increase in Cash	(1,978)	(21,967)	421

Cash at Beginning of Period	2,399	25,404	-

CASH AT END OF PERIOD	$ 421	$ 3,437	$ 421

The accompanying notes are an integral part of these unaudited financial statements

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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
March 31, 2009

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

On March 31, 2009 the Company had a net operating loss carry forward of $82,541 for income tax purposes.  The tax benefit of approximately $24,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
March 31, 2009

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
March 31, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $11,483 and have made contributions to capital of $26,000 in the form of expenses paid for the Company.

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

There is no assurance that a commercially viable mineral deposit, a reserve, exists at our mineral claim.  There is no assurance a mineral deposit can be shown to exist on the Sagar claim unless and until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years and would require expenditure of very substantial amounts of capital.  We do not presently have such capital.  We may never be able to raise this capital.

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

The Kapadia Report recommends a number of steps in Phase I work to properly evaluate the potential of the claim.  Phase I work will include geological mapping, sampling and surveying (including whole rock chemical analysis) to define and enable interpretation and evaluation of the feasibility and utility of undertaking Phase II work (being an exploratory diamond drill program).

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at March 31, 2009, we had cash on hand of $421 and a working capital deficiency of $24,265.   As can be determined from the following table, it is expected that the Company will require cash injections of $30,947 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we will be faced with a working capital deficiency by no later than the end of the next twelve months. By an agreement dated April 1, 2008 our President agreed to make loan advances to the Company totalling up to $25,000 on an ‘as needed’ basis to ensure we have sufficient working capital to finance our operations for the forthcoming twelve (12) months.

Should our President fail to advance the additional $25,000 in loan capital, of which she has advanced $11,483 as of March 31, 2009, or should our President exercise her right to demand repayment of her loan, we would have no funds to satisfy our cash requirements and would have to go out of business.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to March 31, 2009, of $82,541. We did not earn any revenues during the aforementioned period.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Sagar Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	750	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,165
Add: Accounts payable	13,203	Excluding payables to ‘related parties’.
Total expenses:	31,368
Less: Cash on hand	421
Balance Required	$30,947	Estimated additional cash required during the next twelve (12) months

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of March 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Results of Operations – Since inception to March 31, 2009.

For the six months ended March 31, 2009, we had a net loss of $14,239 and an accumulated loss since inception of $82,541.   This represents a net loss of $0.01 per share for the six months ended March 31, 2009 based on a weighted average number of shares outstanding of 2,605,500.  We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 15,808	Preparation of working papers for submission to our independent accountants.
Bank charges	303	Includes the cost of printing cheques and deposit book and monthly bank charges.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	3,831	Edgarizing Form S-1, Forms 10-K and 10-Q.

Exploration	10,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Filing fees	30	Filing charges for our Form S-1
Incorporation costs	720	Initial cost of incorporation the company in the State of Nevada
Legal	5,276	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	20,000
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

Office	1,282	General office and photocopy expenses.
Rent	4,000
As with management fees, the Company accrues $200 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	2,000	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	1,791	Issuance of shares and annual transfer agent’s fee.
	$ 82,541

Balance Sheet as at March 31, 2009       Total cash, as at March 31, 2009, was $421.  Our working capital deficiency as at March 31, 2009 was $24,265.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,276 together with no interest demand loans from a director in the amount of $6,203.
No revenue was generated during these periods.

Total shareholders’ deficiency as at March 31, 2009 was $24,265. Total shares outstanding, as at March 31, 2009, was 2,605,500.

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

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of India and costs expressed in the geological report on the Claim are expressed in Indian Rupees. For purposes of consistency and to express United States Dollars throughout this registration statement, Indian Rupees have been converted into United States currency at the rate of US $1.00 being approximately equal to Ind. R. 52.1743 or 1(one) Ind. R. being approximately equal US $0.01917 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the six months ended March 31, 2009.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term.

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.                      CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Sona or is a party or to which the Sagar Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.        RISK  FACTORS

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

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $11,483 and she has agreed to advance up to a further $13,517 on an ‘as needed’ basis over the coming twelve (12) months.  Without these loan advances we would be forced to go out of business.  Even if our President advances the full $25,000 over the coming twelve (12) months, we expect our cash resources may not satisfy our needs to June 2009.

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

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2009, the date of our most recent interim financial statements, is $82,541.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

SONA RESOURCES, INC.
(Registrant)

Date: April 29, 2009	AJEETA PINHEIRO
Chief Executive Officer, President and Director

Date: April 29, 2009	MONIKA SAGAR
Chief Financial Officer, Chief Accounting Officer, Secretary and Director