Form 10-Q
period 2009-06-30
Sona Resources, Inc.
filed 2009-08-11
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 10, 2009: 2,605,500 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sona Resources, Inc. (Pre-exploration stage company) at June 30, 2009 (with comparative figures as at September 30, 2008) and the statement of operations for the three and nine months ended June 30, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to June 30, 2009 and the statement of cash flows for the nine months ended June 30, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to June 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2009	September 30, 2008

ASSETS

CURRENT ASSETS

Cash	$ 896	$ 2,399

Total Current Assets	$ 896	$ 2,399

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 14,725	$ 11,459
Accounts payable – related parties	12,516	8,766

Total Current Liabilities	27,241	20,225

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
2,605,500 shares issued and outstanding	2,606	2,606
Capital in excess of par value	59,570	47,870
Deficit accumulated during the pre-exploration stage	(88,521)	(68,302)

Total Stockholders’ Deficiency	(26,345)	(17,826)

	$ 896	$ 2,399

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and nine months ended June 30, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to June 30, 2009

(Unaudited – Prepared by Management)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Nine months ended June 30, 2009	Nine months ended June 30, 2008	From January 18, 2007 (date of inception) to June 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,550	4,650	4,650	17,358
Bank charges and interest	25	19	66	102	328
Consulting	-	-	-	12,500	17,500
Edgarizing	472	-	1,942	-	4,304
Exploration and staking	-	-	-	5,000	10,000
Filing fees	-	-	-	30	30
Incorporation costs	-	-	-	-	720
Legal		-	-	3,500	5,276
Management fees	3,000	3,000	9,000	9,000	23,000
Office	33	34	424	581	1,314
Rent	600	600	1,800	1,800	4,600
Telephone	300	300	900	900	2,300
Transfer agent’s fees	-	-	1,437	354	1,791

NET LOSS FROM OPERATIONS	$ (5,980)	$ (5,503)	$ (20,219)	$ (38,417)	$ (88,521)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,605,500	2,605,500	2,605,500	2,605,500

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended June 30, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to June 30, 2009

(Unaudited – Prepared by Management)

	Nine months ended June 30, 2009	Nine months ended June 30, 2008	From January 18, 2007 (date of inception) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (20,219)	$ (38,417)	$ (88,521)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	3,266	3,822	14,725
Capital contributions – expenses	11,700	11,700	29,900

Net Cash Provided (Used) in Operations	(5,253)	(22,895)	(43,896)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	3,750	409	12,516
Proceeds from issuance of common stock	-	-	32,276

	3,750	409	44,792

Net (Decrease) Increase in Cash	(1,503)	(22,486)	896

Cash at Beginning of Period	2,399	25,404	-

CASH AT END OF PERIOD	$ 896	$ 2,918	$ 896

The accompanying notes are an integral part of these unaudited financial statements

SONA RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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
June 30, 2009

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

On June 30, 2009 the Company had a net operating loss carry forward of $88,521 for income tax purposes.  The tax benefit of approximately $26,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
June 30, 2009

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
June 30, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $12,516 and have made contributions to capital of $29,900 in the form of expenses paid for the Company.

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

Sona has not conducted any exploration work on the Sagar Claim. There are no funds on hand which can be used to commence Phase 1 work of a two-phase exploration program recommended for the Sagar Claim.  It is our plan to commence Phase I work in the late fall of 2009 or the spring of 2010, if the funds are available.  We will have to raise additional cash to undertake anything beyond this initial work on the Sagar Claim.

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

Other information

Sona has 2,605,500 common shares outstanding.

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at June 30, 2009, we had cash on hand of $896 and a working capital deficiency of $26,345.   As can be determined from the following table, it is expected that the Company will require cash injections of $31,994 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we are faced with a working capital deficiency since all our funds on hand are only $896 and even with future advances from our President, as noted below, there will not be sufficient funds to meet our current and immediate future obligations. By an agreement dated April 1, 2008 our President agreed to make loan advances to the Company totalling up to $25,000 on an ‘as needed’ basis to ensure we have sufficient working capital to finance our operations for the forthcoming twelve (12) months.  To date she has advanced $12,516.

Should our President fail to advance the additional $12,516 in funds or should she exercise her right to demand repayment of her loan, we would have no funds to satisfy our cash requirements and would have to go out of business.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to June 30, 2009, of $88,521. We did not earn any revenues during the aforementioned period.

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

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	750	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,165
Add: Accounts payable	14,725	Excluding payables to ‘related parties’ as at June 30, 2009.
Total expenses:	32,890
Less: Cash on hand	896
Balance Required	$31,994	Estimated additional cash required during the next twelve (12) months

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Results of Operations – Since inception to June 30, 2009.

For the nine months ended June 30, 2009, we had a net loss of $20,219 and an accumulated loss since inception of $88,521.   This represents a net loss of $0.01 per share for the nine months ended June 30, 2009 based on a weighted average number of shares outstanding of 2,605,500.  We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 17,358	Preparation of working papers for submission to our independent accountants.
Bank charges	328	Includes the cost of printing cheques and deposit book and monthly bank charges.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	4,304	Edgarizing Form S-1, Forms 10-K and 10-Q.

Exploration	10,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Filing fees	30	Filing charges for our Form S-1
Incorporation costs	720	Initial cost of incorporation the company in the State of Nevada
Legal	5,276	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	23,000
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

Office	1,314	General office and photocopy expenses.
Rent	4,600
As with management fees, the Company accrues $200 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	2,300	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	1,791	Issuance of shares and annual transfer agent’s fee.
	$ 88,521

Balance Sheet as at June 30, 2009       Total cash, as at June 30, 2009, was $896.  Our working capital deficiency as at June 30, 2009 was $26,345.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,276.

Total shareholders’ deficiency as at June 30, 2009 was $26,345. Total shares outstanding, as at June 30, 2009, was 2,605,500.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the nine months ended June 30, 2009.

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.                      CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $12,516 and she has agreed to advance up to a further $12,484 on an ‘as needed’ basis over the coming twelve (12) months.  Without these loan advances we would be forced to go out of business.  Even if our President advances the full $25,000 over the coming twelve (12) months, we expect our cash resources may not satisfy our needs to September 2009.

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

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to June 30, 2009, the date of our most recent interim financial statements, is $88,521.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted. If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, e will have to cease operations.

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity in 2010.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONA RESOURCES, INC.
(Registrant)

Date: August 11, 2009	AJEETA PINHEIRO
Chief Executive Officer, President and Director

Date: August 11, 2009	MONIKA SAGAR
Chief Financial Officer, Chief Accounting Officer, Secretary and Director