Form 10-K
period 2009-09-30
Sona Resources, Inc.
filed 2009-12-10
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from October 1, 2008 to September 30, 2009

Commission File Number: 333-148959

SONA RESOURCES, INC.
(Exact name of registrant as specified in charter)

Nevada	68-067667
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

2/41 Timurty Om Housing Society, Sion
Chunnabhatti, Mumbai, India	400022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 91 9820600700

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

November 30, 2009: 2,605,500 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART 1

ITEM 1. BUSINESS

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

Sona has not conducted any exploration work on the Sagar Claim. With funds on hand we plan to commence Phase 1 work of a two-phase exploration program recommended for the Sagar Claim.  It is our plan to commence Phase I work in the late spring of 2010.  We will have to raise additional cash to undertake anything beyond this initial work on the Sagar Claim.

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

Other information

Sona has 2,605,500 shares outstanding.

Sona is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs.

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

This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock, if and when quoted on the OTC Bulletin Board (the “OTCBB”)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $12,552 and she has agreed to advance up to a further $25,000 on an ‘as needed’ basis over the coming twelve (12) months.  Without these loan advances we would be forced to go out of business.  Even if our President advances a further $25,000 over the coming twelve (12) months, we expect our cash resources to satisfy our needs to approximately June 2010.

Furthermore, the loan advances made by our President are repayable on demand.  Accordingly, if our President were to demand repayment of her loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to September 30, 2009, the date of our most recent unaudited financial statements, is $97,102.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

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

Our directors and officers currently own 2,000,000 shares of common stock representing 77% of our outstanding shares.  Such directors and officers have registered for resale 200,000 of their shares.  Assuming that such directors and officers sell their 200,000 shares, they will still own 1,800,000 shares of common stock representing 69.1% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Our shares will be considered "penny stocks" and will be covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of India and costs expressed in the geological report on the Claim are expressed in Indian Rupees. For purposes of consistency and to express United States Dollars throughout this Form 10-K, Indian Rupees have been converted into United States currency at the rate of US $1.00 being approximately equal to Ind. R. 39.5 or 1(one) Ind. R. being approximately equal US $0.0253 which is the approximate average exchange rate and which is consistent with the incorporated financial statements.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. PROPERTIES

Our sole mineral property is:

Sagar Claim

We are the registered and beneficial owner of a 100% interest in the Sagar Claim.
The Sagar Claim covers an area of approximately 98.7 hectares (approximately 244 acres).
The Sagar Claim is situated in the state of Tamil Nadu in the Republic of India.  The Sagar Claim was chosen because it exhibits some geological similarity to the Polur Gold Claim (located approximately 50 kilometers/31 miles to the east of the Sagar Claim).  The Polur Gold Claim produced 2.7 million ounces of gold between 1920 and 2002 when the mine shut down.

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

Investment Policies

Sona does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest or additional funds held by Sona.   Presently Sona does not have any excess funds to invest.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which Sona is a party or to which the Sagar Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Sona’s date of inception.  Management plans to hold an Annual General Meeting of Stockholders during 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Sona has not paid any dividends on its common stock, and Sona does not anticipate that it will pay dividends in the foreseeable future.  As at September 30, 2009, Sona  had 40 shareholders; two of these shareholders are an officers and directors of Sona.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Sona’s inception.

There are no outstanding warrants or conversion privileges for Sona’s shares.

ITEM 5.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended September 30, 2009	January 18, 2007 (date of incorporation) to September 30, 2009

Revenue	$ -	$ -
Exploration expenses	-	10,000
General and Administration	28,800	87,102
Net loss	28,800	97,102

Weighted average shares outstanding (basic)	2,605,000
Weighted average shares outstanding (diluted)	2,605,000
Net loss per share (basic)	$ (0.01)
Net loss per share (diluted)	$ (0.01)

Balance Sheet Data

Cash and cash equivalent	$ 377
Total assets	377
Total liabilities	31,403
Total Shareholders’ deficiency	(31,026)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at September 30, 2009, we had cash on hand of $377 and a working capital deficiency of $31,026.   As can be determined from the following table, it is expected that the Company will require cash injections of approximately $36,639 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we will be faced with a working capital deficiency by no later than the end of the next twelve months. By an agreement dated April 1, 2008 our President agreed to make loan advances to the Company totaling up to $25,000 on an ‘as needed’ basis to ensure we have sufficient working capital to finance our operations for the forthcoming twelve (12) months.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to September 30, 2009, of $97,102. We did not earn any revenues during the aforementioned period.

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

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	750	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,165
Add: Accounts payable	18,851	Excluding payables to ‘related parties’.
Total expenses:	37,016
Less: Cash on hand	377
Balance Required	$36,639	Estimated additional cash required during the next twelve (12) months

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

Critical Accounting Policies      Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management re-evaluates its estimates and judgments.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from our investments. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Results of Operations - Year ended September 30, 2009.

For the year ended September 30, 2009, we had a net loss of $28,800 and an accumulated loss since inception of $97,102.   This represents a net loss of $0.01 per share for the year ended September 30, 2009 based on a weighted average number of shares outstanding of 2,605,500.  We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing the company, undertaking audits, paying management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 21,433	Preparation of working papers for submission to our independent accountants for examination of the financial statements.
Bank charges	347	Includes the cost of printing cheques and deposit book.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	4,777	Edgarizing Form S-1 and various Forms 10-Ks and 10-Qs
Exploration	10,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.

Legal	5,276	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	26,000
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

Incorporation costs	720	Fees associated with incorporating the Company.
Filing Fees	30

Office	1,428	General office and photocopy expenses.
Rent	5,200
    As with management fees, the Company accrues $200 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not  pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	2,600	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	1,791
	$ 97,102

Balance Sheet as at September 30, 2009       Total cash, as at September 30, 2009 was $377.  Our working capital deficiency as at September 30, 2009 was $31,026.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,276 together with no interest demand loans from a director in the amount of $12,552.
No revenue was generated during these periods.

Total shareholders’ deficiency as at September 30, 2009 was $31,026. Total shares outstanding as at September 30, 2009 was 2,605,500.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended September 30, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended September 30, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2009 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses
Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of September 30, 2009, we did not have a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 9A(T)                                CONTROLS AND PROCEDURES

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B                      OTHER INFORMATION

There is no other information to disclose in our Form 10-K that is known to management.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Ajeeta Pinheiro	Chief Executive Officer, President And Director (1)	35

Monika Sagar	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	36

Fidel B. Pernites	Director (3)	50

(1)	Ajeeta Pinheiro was appointed a director, President and Principal Executive Officer on January 18, 2007.

(2)	Monika Sagar was appointed a director, secretary/treasure and Principal Financial Officer on January 18, 2007.

(3)	Fidel. B. Pernites was appointed a director on January 12, 2008.

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

MONIKA SAGAR has been a director and Secretary Treasurer of the Company since inception as well.  After obtaining a B. A., Political Science, (1996) from Punjab University Ms. Sagar worked in a variety of administrative positions.  For the past five years Ms. Sagar has held administrative and loan officer positions.  From 2001 to 2002 she served as an Assistant Loan Officer with HSBC Bank.    From 2002 to 2004 Ms. Sagar was a fulltime student obtaining her M. A. in Political Science from Punjab University in 2004.  From her graduation in 2004 to the present, Ms. Sagar has been employed by Standard Chartered Bank as a Customer Care Executive, supervising the processing of personal loans for real and personal property.  Since 2004 Ms. Sagar is also continuing her education on a part time basis, working on an MBA degree.

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

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filings;

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

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer and other executive officers and directors, during the period from inception to September 30, 2009.
Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Ajeeta Pinheiro Chief Executive Officer and President	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Monika Sagar Chief Financial Officer and Secretary	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Fidel B. Pernites Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at November 30, 2009, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

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

Future Sales by Existing Shareholders

As of November 30, 2009 there are a total of 2,605,500 shares of our common stock issued and outstanding. Of these, all 2,605,500 shares, being 100% of our issued shares, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our effective Form S-1, we registered for resale 805,500 restricted shares, being 35% of our issued shares leaving  shares being 65% of our shares, as ‘restricted shares’ under Rule 144:

Ajeeta Pinheiro	1,125,000 shares
Monika Sagar	675,000 shares
Total restricted shares	1,800,000 shares

Under Rule 144, restricted shares may be resold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Sona does not have any securities that are convertible into common stock. We have not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K.

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

Pursuant to an agreement between the Company and our President Ajeeta Pinheiro, dated April 1, 2008  Ms. Pinheiro  agreed to advance an aggregate of  up to $25,000 to the Company over the coming twelve (12) months.  These loan advances, together with  12,552 in cash already advanced to the Company by Ms. Pinheiro, do not bear interest and there are no fixed terms of repayment called for.  However, Ms. Pinheiro may demand repayment of the loan advances at any time.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Sona, or any currently proposed transactions, or series of similar transactions, to which Sona was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Sona to own of record or beneficially more than 5% of any class of Sona’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Sona any currently proposed transactions, or series of similar transactions, to which Sona was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Sona to own of record or beneficially more than 5% of the common shares of Sona’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934 nor are any of our officers and directors a director or officer of any other company involved in the mining industry.  However there can be no assurance such involvement will not occur in the future.  Such presents, and potential future involvement could create a conflict of interest.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended September 30, 2009 for professional services for the review of the quarterly financial statements as at December 31, 2008, March 31 and June 30, 2009, annual financial statements as of September 30, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended December 31, 2008, March 31 and June 30, 2009 and $2,500 for the audit of September 30, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Sona’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in September 30, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to September 30, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 13.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.2	Articles of Incorporation (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.3	By-laws (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

Financial Statement Schedules.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	31

Balance Sheet as at September 30, 2009 and 2008	32

Statement of Operations for years ended September 30, 2009 and September 30, 2008 and for the period from January 18, 2007 (date of inception) to September 30, 2009	33

Statement of Changes in Stockholders’ Equity for the period from January 18, 2007 (date of inception) to September 30, 2009	34

Statement of Cash Flows for years ended September 30, 2009 and September 30, 2008 and for the period ended January 18, 2007 (date of inception) to September 30, 2009	35

Notes to the Financial Statements	36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONA RESOURCES, INC.
(Registrant)

By:   AJEETA PINHEIRO
Ajeeta Pinheiro
Chief Executive Officer,
President and Director

Date: December 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   AJEETA PINHEIRO
Ajeeta Pinheiro
Chief Executive Officer,
President and Director

Date: December 10, 2009

By: MONIKA SAGAR
Monika Sagar
Chief Accounting Officer,
Chief Financial Officer and Director

Date: December 10, 2009

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

Board of Directors
Sona Resources, Inc.
Mumbai, India

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheets of Sona Resources, Inc. (Pre-exploration stage company) at September 30, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2009 and 2008 and the period from January 18, 2007 (date of inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sona Resources, Inc. at September 30, 2009 and 2008, and the results of operations and cash flows for the years ended September 30, 2009 and 2008 and the period from January 18, 2007 (date of inception) to September 30, 2009, in conformity with generally accepted accounting principles.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”

December 10, 2009

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	Sept. 30, 2009	Sept. 30, 2008

ASSETS

CURRENT ASSETS

Cash	$ 377	$ 2,399

Total Current Assets	$ 377	$ 2,399

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 18,851	$ 11,459
Accounts payable – related parties	12,552	8,766

Total Current Liabilities	31,403	20,225

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
2,605,500 shares issued and outstanding	2,606	2,606
Capital in excess of par value	63,470	47,870
Deficit accumulated during the pre-exploration stage	(97,102)	(68,302)

Total Stockholders’ Deficiency	(31,026)	(17,826)

	$ 377	$ 2,399

The accompanying notes are an integral part of these financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For years ended September 30, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to September 30, 2009

	Year Ended September 30, 2009	Year Ended September 30, 2008	From January 18, 2007 (date of inception) to September 30, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	5,000	10,000
Administrative	28,800	44,151	87,102

NET LOSS FROM OPERATIONS	$ (28,800)	$ (49,151)	$ (97,102)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.02)

AVERAGE OUTSTANDING SHARES

Basic	2,605,500	2,605,500

The accompanying notes are an integral part of these financial statements.

SONA RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period January 18, 2007 (date of inception) to September 30, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 18, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 – August 31, 2007	2,000,000	2,000	-	-

Issuance of common shares for cash at $.05 – September 30, 2007	605,500	606	29,670	-

Net operating loss for the period January 18, 2007 (date of Inception) to September 30, 2007	-	-	-	(19,151)

Capital contributions – expenses	-	-	2,600	-

Balance as at September 30, 2007	2,605,500	2,606	32,270	(19,151)

Net operation loss as at September 30, 2008	-	-	-	(49,151)

Capital contributions – expenses	-	-	15,600	-

Balance as at September 30, 2007	2,605,500	2,606	47,870	(68,302)

Net operation loss as at September 30, 2009	-	-	-	(28,800)

Capital contributions – expenses	-	-	15,600	-

Balance as at September 30, 2009	2,605,500	$ 2,606	$ 63,470	$ (97,102)

The accompanying notes are an integral part of these financial statements

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended September 30, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to September 30, 2009

	Year Ended Sept. 30, 2009	Year ended Sept. 30, 2008	From January 18, 2007 (date of inception) to Sept. 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (28,800)	$ (49,151)	$ (97,102)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	15,600	15,600	33,800
Changes in accounts payable	7,392	7,574	18,851

Net Cash Provided (Used) in Operations	(5,808)	(25,977)	(44,451)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	3,786	2,972	12,552
Proceeds from issuance of common stock	-	-	32,276

	3,786	2,972	44,828

Net (Decrease) Increase in Cash	(2,022)	(23,005)	377

Cash at Beginning of Year	2,399	25,404	-

CASH AT END OF YEAR	$ 377	$ 2,399	$ 377

The accompanying notes are an integral part of these financial statements

SONA RESOURCES, INC.
( Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

1.           ORGANIZATION

The Company, Sona Resources, Inc., was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized capital stock of 250,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

On September 30, 2009 the Company had a net operating loss carry forward of $97,102 for income tax purposes.  The tax benefit of approximately $29,100 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is

SONA RESOURCES, INC.
( Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

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

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $12,552 and have made contributions to capital of $33,800 in the form of expenses paid for the Company.

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