Form 10-Q
period 2009-12-31
Sona Resources, Inc.
filed 2010-02-03
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-145879

SONA RESOURCES, INC.
                                                                 (Exact name of registrant as specified in its charter)

Nevada	68-0676667 .
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2/41 Timurty Om Housing Society, Sion, Chunnabhatti, Mumbai, India, 400022
(Address of principal executive offices)

91 9820600 700
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 15, 2010: 2,605,500 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2009 and September 30, 2009	4

	Statement of Operations For the three months ended December 31, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to December 31, 2009	5

	Statement of Cash Flows For the three months ended December 31, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to December 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

	SIGNATURES.	28

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sona Resources, Inc. (Pre-exploration stage company) at December 31, 2009 (with comparative figures as at September 30, 2009) and the statement of operations for the three months ended December 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to December 31, 2009 and the statement of cash flows for the three months ended December 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to December 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	December 31, 2009	September 30, 2009

ASSETS

CURRENT ASSETS

Cash	$ 333	$ 377

Total Current Assets	$ 333	$ 377

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 18,373	$ 18,851
Accounts payable – related parties	15,210	12,552

Total Current Liabilities	33,583	31,403

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
2,605,500 shares issued and outstanding	2,606	2,606
Capital in excess of par value	67,370	63,470
Deficit accumulated during the pre-exploration stage	(103,226)	(97,102)

Total Stockholders’ Deficiency	(33,250)	(31,026)

	$ 333	$ 377

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three months ended December 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to December 31, 2009

(Unaudited – Prepared by Management)

	Three months ended December 31, 2009	Three months ended December 31, 2008	From January 18, 2007 (date of inception) to December 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,550	22,983
Bank charges and interest	44	21	391
Consulting	-	-	17,500
Edgarizing	472	997	5,249
Exploration and staking	-	-	10,000
Filing fees	-	-	30
Incorporation costs	-	-	720
Legal		-	5,276
Management fees	3,000	3,000	29,000
Office	158	73	1,586
Rent	600	600	5,800
Telephone	300	300	2,900
Transfer agent’s fees	-	1,073	1,791

NET LOSS FROM OPERATIONS	$ (6,124)	$ (7,614)	$ (103,226)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	2,605,500	2,605,500

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended December 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to December 31, 2009

(Unaudited – Prepared by Management)

	Three months ended December 31, 2009	Three months ended December 31, 2008	From January 18, 2007 (date of inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,124)	$ (7,614)	$ (103,226)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(478)	48	18,373
Capital contributions – expenses	3,900	3,900	37,700

Net Cash Provided (Used) in Operations	(2,702)	(3,666)	(47,153)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,658	2,572	15,210
Proceeds from issuance of common stock	-	-	32,276

	2,658	2,572	47,486

Net (Decrease) Increase in Cash	(44)	(1,094)	333

Cash at Beginning of Period	377	2,399	-

CASH AT END OF PERIOD	$ 333	$ 1,305	$ 333

The accompanying notes are an integral part of these unaudited financial statements

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

On December 31, 2009 the Company had a net operating loss carry forward of $103,226 for income tax purposes.  The tax benefit of approximately $31,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $15,210 and have made contributions to capital of $37,700 in the form of expenses paid for the Company.

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through January 31, 2010 and has found no material subsequent events to report.

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

Sona has not conducted any exploration work on the Sagar Claim. There are no funds on hand which can be used to commence Phase 1 work of a two-phase exploration program recommended for the Sagar Claim.  It is our plan to commence Phase I work in the summer of 2010, if the funds are available.  We will have to raise additional cash to undertake anything beyond this initial work on the Sagar Claim.

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at December 31, 2009, we had cash on hand of $333 and a working capital deficiency of $33,250.   As can be determined from the following table, it is expected that the Company will require cash injections of $36,515 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we are faced with a working capital deficiency since all our funds on hand are only $896 and even with future advances from our President, as noted below, there will not be sufficient funds to meet our current and immediate future obligations. By an agreement dated April 1, 2008 our President agreed to make loan advances to the Company totalling up to $25,000 on an ‘as needed’ basis to ensure we have sufficient working capital to finance our operations for the forthcoming twelve (12) months.  To date she has advanced $15,210.

Should our President fail to advance the additional $9,790 in funds or should she exercise her right to demand repayment of her loan, we would have no funds to satisfy our cash requirements and would have to go out of business.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to December 31, 2009, of $103,226. We did not earn any revenues during the aforementioned period.

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

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	275	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,475
Add: Accounts payable	18,373	Excluding payables to ‘related parties’ as at December 31, 2009.
Total expenses:	36,848
Less: Cash on hand	333
Balance Required	$36,515	Estimated additional cash required during the next twelve (12) months

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of December 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Results of Operations – Since inception to December 31, 2009.

For the three months ended December 31, 2009, we had a net loss of $6,124 and an accumulated loss since inception of $103,226.   This represents a net loss of $0.00 per share for the three months ended December 31, 2009 based on a weighted average number of shares outstanding of 2,605,500.  We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 22,983	Preparation of working papers for submission to our independent accountants.
Bank charges	391	Includes the cost of printing cheques and deposit book and monthly bank charges.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	5,249	Edgarizing Form S-1, Forms 10-K and 10-Q.

Exploration	10,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Filing fees	30	Filing charges for our Form S-1
Incorporation costs	720	Initial cost of incorporation the company in the State of Nevada
Legal	5,276	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	29,000
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

Office	1,586	General office and photocopy expenses.
Rent	5,800
As with management fees, the Company accrues $200 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	2,900	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	1,791	Issuance of shares and annual transfer agent’s fee.
	$ 103,226

Balance Sheet as at December 31, 2009       Total cash, as at December 31 2009, was $333.  Our working capital deficiency as at December 31, 2009 was $33,250.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,276.

Total shareholders’ deficiency as at December 31, 2009 was $33,250. Total shares outstanding, as at December 31, 2009, was 2,605,500.

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
ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

At this time this is not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of Sona’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at December 31, 2009 (the “Evaluation Date”).  Upon completion of their evaluation management, has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Sona files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

Even though management’s assessment that Sona’s internal control over financial reporting was not effective and there are certain material weaknesses as indicated below, management believe that Sona’s financial statements contained in its Quarterly Report on Form 10-Q for the three months ended December 31, 2009 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Sona’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at December 31, 2009, Sona did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Sona a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarterly closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Sona not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Sona maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Sona’s internal controls over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to material affect, Sona’s internal control over financial reporting.
 /
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

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $15,210 and she has agreed to advance up to a further $9,790 on an ‘as needed’ basis over the coming twelve (12) months.  Without these loan advances we would be forced to go out of business.  Even if our President advances the full $25,000 over the coming twelve (12) months, we expect our cash resources may not satisfy our needs to September 30, 2010.

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

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to December 31, 2009, the date of our most recent interim financial statements, is $103,226.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity in 2010, if funds are available.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

There has been no change in our securities since the fiscal year ended September 30, 2009.

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

SONA RESOURCES, INC.
(Registrant)

Date: February 3, 2010	AJEETA PINHEIRO
Chief Executive Officer, President and Director

Date: February 3, 2010	MONIKA SAGAR
Chief Financial Officer, Chief Accounting Officer, Secretary and Director