Form 10-Q
period 2010-03-31
Sona Resources, Inc.
filed 2010-05-10
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 30, 2010: 2,605,500 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at March 31, 2010 and September 30, 2009	4

	Statement of Operations For the three and six months ended March 31, 2010 and 2009 and for the period January 18, 2007 (Date of Inception) to March 31, 2010	5

	Statement of Cash Flows For the six months ended March 31, 2010 and 2009 and for the period January 18, 2007 (Date of Inception) to March 31, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

	SIGNATURES.	28

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sona Resources, Inc. (Pre-exploration stage company) at March 31, 2010 (with comparative figures as at September 30, 2009) and the statement of operations for the three and six months ended March 31, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to March 31, 2010 and the statement of cash flows for the six months ended March 31, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to March 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2010	September 30, 2009

ASSETS

CURRENT ASSETS

Cash	$ 1,148	$ 377

Total Current Assets	$ 1,148	$ 377

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 19,896	$ 18,851
Accounts payable – related parties	17,303	12,552

Total Current Liabilities	37,199	31,403

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
2,605,500 shares issued and outstanding	2,606	2,606
Capital in excess of par value	71,270	63,470
Deficit accumulated during the pre-exploration stage	(109,927)	(97,102)

Total Stockholders’ Deficiency	(36,051)	(31,026)

	$ 1,148	$ 377

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and six months ended March 31, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to March 31, 2010

(Unaudited – Prepared by Management)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Six months ended March 31, 2010	Six months ended March 31, 2009	From January 18, 2007 (date of inception) to March 31, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	1,550	3,100	3,100	24,533
Bank charges and interest	21	20	65	41	412
Consulting	-	-	-	-	17,500
Edgarizing	472	472	945	1,470	5,721
Exploration and staking	-	-	-	-	10,000
Filing fees	-	-	-	-	30
Incorporation costs	-	-	-	-	720
Legal	-	-	-	-	5,276
Management fees	3,000	3,000	6,000	6,000	32,000
Office	94	318	251	391	1,680
Rent	600	600	1,200	1,200	6,400
Telephone	300	300	600	600	3,200
Transfer agent’s fees	664	364	664	1,437	2,455

NET LOSS FROM OPERATIONS	$ (6,701)	$ (6,624)	$ (12,825)	$ (14,239)	$ (109,927)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	2,605,500	2,605,500	2,605,500	2,605,500

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended March 31, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to March 31, 2010

(Unaudited – Prepared by Management)

	Six months ended March 31, 2010	Six months ended March 31, 2009	From January 18, 2007 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,825)	$ (14,239)	$ (109,927)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	1,045	1,744	19,896
Capital contributions – expenses	7,800	7,800	41,600

Net Cash Provided (Used) in Operations	(3,980)	(4,695)	(48,431)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	4,751	2,717	17,303
Proceeds from issuance of common stock	-	-	32,276

	4,751	2,717	49,579

Net (Decrease) Increase in Cash	771	(1,978)	1,148

Cash at Beginning of Period	377	2,399	-

CASH AT END OF PERIOD	$ 1,148	$ 421	$ 1,148

The accompanying notes are an integral part of these unaudited financial statements

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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
March 31, 2010

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

On March 31, 2010 the Company had a net operating loss carry forward of $109,927 for income tax purposes.  The tax benefit of approximately $33,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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
March 31, 2010

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
March 31, 2010

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $17,303 and have made contributions to capital of $41,600 in the form of expenses paid for the Company.

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through April 30, 2010 and has found no material subsequent events to report.

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at March 31, 2010, we had cash on hand of $1,148 and a working capital deficiency of $36,051.   As can be determined from the following table, it is expected that the Company will require cash injections of $37,523 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we are faced with a working capital deficiency since all our funds on hand are only $896 and even with future advances from our President, as noted below, there will not be sufficient funds to meet our current and immediate future obligations. By an agreement dated April 1, 2008 our President agreed to make loan advances to the Company totalling up to $25,000 on an ‘as needed’ basis to ensure we have sufficient working capital to finance our operations for the forthcoming twelve (12) months.  To date she has advanced $17,303.

Should our President fail to advance the additional $7,697 in funds or should she exercise her right to demand repayment of her loan, we would have no funds to satisfy our cash requirements and would have to go out of business.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to March 32, 2010, of $109,927. We did not earn any revenues during the aforementioned period.

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

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,300	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	275	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,775
Add: Accounts payable	19,896	Excluding payables to ‘related parties’ as at March 31, 2010.
Total expenses:	38,671
Less: Cash on hand	1,148
Balance Required	$37,523	Estimated additional cash required during the next twelve (12) months

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of March 31, 2010, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Results of Operations – Since inception to March 31, 2010.

For the three months ended March 31, 2010, we had a net loss of $6,701 and an accumulated loss since inception of $109,927.   This represents a net loss of $0.00 per share for the three months ended March 31, 2010 based on a weighted average number of shares outstanding of 2,605,500.  We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 24,533	Preparation of working papers for submission to our independent accountants.
Bank charges	412	Includes the cost of printing cheques and deposit book and monthly bank charges.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	5,721	Edgarizing Form S-1, Forms 10-K and 10-Q.

Exploration	10,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Filing fees	30	Filing charges for our Form S-1
Incorporation costs	720	Initial cost of incorporation the company in the State of Nevada
Legal	5,276	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	32,000
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

Office	1,680	General office and photocopy expenses.
Rent	6,400
As with management fees, the Company accrues $200 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	3,200	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	2,455	Issuance of shares and annual transfer agent’s fee.
	$ 109,927

Balance Sheet as at March 31, 2010       Total cash, as at March 31, 2010, was $1,148.  Our working capital deficiency as at March 31, 2010 was $36,051.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,276.

Total shareholders’ deficiency as at March 31, 2010 was $36,051. Total shares outstanding, as at March 31, 2010, was 2,605,500.

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
ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

At this time this is not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of Sona’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at March 31, 2010 (the “Evaluation Date”).  Upon completion of their evaluation management, has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting.

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

Even though management’s assessment that Sona’s internal control over financial reporting was not effective and there are certain material weaknesses as indicated below, management believe that Sona’s financial statements contained in its Quarterly Report on Form 10-Q for the six months ended March 31, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Sona’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at March 31, 2010, Sona did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Sona a whistleblower policy is not necessary.

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

There were no changes in Sona’s internal controls over financial reporting during the six months ended March 31, 2010 that have materially affected, or are reasonably likely to material affect, Sona’s internal control over financial reporting.
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

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $17,303 and she has agreed to advance up to a further $7,697 on an ‘as needed’ basis over the coming twelve (12) months.  Without these loan advances we would be forced to go out of business.  Even if our President advances the full $25,000 over the coming twelve (12) months, we expect our cash resources may not satisfy our needs to September 30, 2010.

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

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2010, the date of our most recent interim financial statements, is $109,927.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Our shares are quoted on the OTCBB but our shareholders might find it difficult to sell their share unless a market for them develops..

Our common shares are quoted on the OTC Bulleting Board (“OTCBB”).   Our shareholders might find it difficult to sell their shares unless a market develops.  If this does not happens, our shareholders might not receive a price per share which they might have received had there been market activity in our shares.

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

In addition our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

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

There has been no change in our securities since the fiscal year ended March 31, 2010.

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

SONA RESOURCES, INC.
(Registrant)

Date: April 6, 2010	AJEETA PINHEIRO
Chief Executive Officer, President and Director

Date: April 6, 2010	MONIKA SAGAR
Chief Financial Officer, Chief Accounting Officer, Secretary and Director