Form 10-Q
period 2010-06-30
Sona Resources, Inc.
filed 2010-07-15
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 15, 2010: 104,220,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sona Resources, Inc. (Pre-exploration stage company) at June 30, 2010 (with comparative figures as at September 30, 2009) and the statement of operations for the three and nine months ended June 30, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to June 30, 2010 and the statement of cash flows for the nine months ended June 30, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to June 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2010	September 30, 2009

ASSETS

CURRENT ASSETS

Cash	$ 1,130	$ 377

Total Current Assets	$ 1,130	$ 377

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 21,519	$ 18,852
Accounts payable – related parties	18,181	12,552

Total Current Liabilities	39,700	31,404

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
104,220,000 shares issued and outstanding	104,220	104,220
Capital in excess of par value	(26,445)	(38,145)
Deficit accumulated during the pre-exploration stage	(116,345)	(97,102)

Total Stockholders’ Deficiency	(38,570)	(31,027)

	$ 1,130	$ 377

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and nine months ended June 30, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to June 30, 2010

(Unaudited – Prepared by Management)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Nine months ended June 30, 2010	Nine months ended June 30,2009	From January 18, 2007 (date of inception) to June 30, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,750	1,550	4,850	4,650	26,283
Bank charges and interest	18	25	84	66	430
Consulting	-	-	-	-	17,500
Edgarizing	472	472	1,417	1,942	6,193
Exploration and staking	-	-	-	-	10,000
Filing fees	-	-	-	-	30
Incorporation costs	-	-	-	-	720
Legal	-	-	-	-	5,276
Management fees	3,000	3,000	9,000	9,000	35,000
Office	278	33	528	424	1,958
Rent	600	600	1,800	1,800	7,000
Telephone	300	300	900	900	3,500
Transfer agent’s fees	-	-	664	1,437	2,455

NET LOSS FROM OPERATIONS	$ (6,418)	$ (5,980)	$ (19,243)	$ (20,219)	$ (116,345)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	104,220,000	104,220,000	104,220,000	104,220,000

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period January 18, 2007 (date of inception) to June 30, 2010

(Unaudited – Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 18, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash – August 31, 2007	80,000,000	80,000	(78,000)	-

Issuance of common shares for cash – September 30, 2007	24,220,000	24,220	6,055

Net operating loss for the period January 18, 2007 ( date of Inception) to September 30, 2007	-	-	-	(19,151)

Capital contributions – expenses	-	-	2,600	-

Balance as at September 30, 2007	104,220,000	104,220	(69,345)	(19,151)

Net operation loss as at September 30, 2008	-	-	-	(49,151)

Capital contributions – expenses	-	-	15,600	-

Balance as at September 30, 2008	104,220,000	104,220	(53,745)	(68,302)

Net operation loss as at September 30, 2009	-	-	-	(28,800)

Capital contributions – expenses	-	-	15,600	-

Balance as at September 30, 2009	104,220,000	104,220	(38,145)	(97,102)

Net operation loss as at June 30, 2010	-	-	-	(19,243)

Capital contributions - expenses	-	-	11,700	-

Balance as at June 30, 2010	104,220,000	$ 104,220	$ (26,445)	$ (116,345)

The accompanying notes are an integral part of these unaudited financial statements

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended June 30, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to June 30, 2010

(Unaudited – Prepared by Management)

	Nine months ended June 30, 2010	Nine months ended June 30, 2009	From January 18, 2007 (date of inception) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (19,243)	$ (20,219)	$ (116,345)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	2,667	3,266	21,518
Capital contributions – expenses	11,700	11,700	45,500

Net Cash Provided (Used) in Operations	(4,876)	(5,253)	(49,327)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	5,629	3,750	18,181
Proceeds from issuance of common stock	-	-	32,276

	5,629	3,750	50,457

Net (Decrease) Increase in Cash	753	(1,503)	1,130

Cash at Beginning of Period	377	2,399	-

CASH AT END OF PERIOD	$ 1,130	$ 896	$ 1,130

The accompanying notes are an integral part of these unaudited financial statements

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

On June 30, 2010 the Company had a net operating loss carry forward of $116,345 for income tax purposes.  The tax benefit of approximately $34,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined

Statement of Cash Flows

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

SONA RESOURCES, INC.
         (Pre-exploration Stage Company)
           NOTES TO FINANCIAL STATEMENTS
        June 30, 2010

(Unaudited – Prepared by Management)

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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $18,181 and have made contributions to capital of $45,500 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On August 31, 2007, Company completed a private placement consisting of 80,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.  On September 30, 2007, the Company completed a private placement of 24,220,000 post split common shares for a total consideration of $30,275.   The total number of post split common shares outstanding as at June 30, 2010 was 104,220,000.   The post split common shares of 104,220,000 are shown as being issued since inception.

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through to the date of this report and has found no material subsequent events to report.

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

Other information

Sona has 104,220,000 post split common shares outstanding.

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at June 30, 2010, we had cash on hand of $1,130 and a working capital deficiency of $38,569.   As can be determined from the following table, it is expected that the Company will require cash injections of $39,414 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we are faced with a working capital deficiency since all our funds on hand are only $1,130 and even with future advances from our President, as noted below, there will not be sufficient funds to meet our current and immediate future obligations. By an agreement dated April 1, 2008 our President agreed to make loan advances to the Company totalling up to $25,000 on an ‘as needed’ basis to ensure we have sufficient working capital to finance our operations for the forthcoming twelve (12) months.  To date she has advanced $18,181.

Should our President fail to advance the additional $6,819 in funds or should she exercise her right to demand repayment of her loan, we would have no funds to satisfy our cash requirements and would have to go out of business.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to June 30, 2010, of $116,345. We did not earn any revenues during the aforementioned period.

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

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,550	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	275	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	19,025
Add: Accounts payable	21,519	Excluding payables to ‘related parties’ as at June 30, 2010.
Total expenses:	40,544
Less: Cash on hand	1,130
Balance Required	$39,414	Estimated additional cash required during the next twelve (12) months

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of June 30, 2010, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Trends      We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had,  or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described  in this section or in ‘Risk Factors’.

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

Results of Operations – Since inception to June 30, 2010.

For the three months ended June 30, 2010, we had a net loss of $6,814 and an accumulated loss since inception of $116,345.   This represents a net loss of $0.00 per share for the three months ended June 30, 2010 based on a weighted average number of shares outstanding of 104,220,000.  We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 26,283	Preparation of working papers for submission to our independent accountants.
Bank charges	430	Includes the cost of printing cheques and deposit book and monthly bank charges.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	6,193	Edgarizing Form S-1, Forms 10-K and 10-Q.

Exploration	10,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Filing fees	30	Filing charges for our Form S-1
Incorporation costs	720	Initial cost of incorporation the company in the State of Nevada
Legal	5,276	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	35,000
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

Office	1,958	General office and photocopy expenses.
Rent	7,000
As with management fees, the Company accrues $200 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	3,500	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	2,455	Issuance of shares and annual transfer agent’s fee.
	$ 116,345

Balance Sheet as at June 30, 2010       Total cash, as at June 30, 2010, was $1,130.  Our working capital deficiency as at June 30, 2010 was $37,440.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,275.

Total shareholders’ deficiency as at June 30, 2010 was $38,570. Total shares outstanding, as at June 30, 2010, was 104,220,000.

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

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the future price of our common stock could decline.

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
ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

At this time this is not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of Sona’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at June 30, 2010 (the “Evaluation Date”).  Upon completion of their evaluation management, has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting.

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

Even though management’s assessment that Sona’s internal control over financial reporting was not effective and there are certain material weaknesses as indicated below, management believe that Sona’s financial statements contained in its Quarterly Report on Form 10-Q for the nine months ended June 30, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Sona’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at June 30, 2010, Sona did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Sona a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarterly closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Sona not being able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Sona maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Sona’s internal controls over financial reporting during the nine months ended June 30, 2010 that have materially affected, or are reasonably likely to material affect, Sona’s internal control over financial reporting.
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

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $18,181 and she has agreed to advance up to a further $6,819 on an ‘as needed’ basis over the coming twelve (12) months.  Without these loan advances we would be forced to go out of business.  Even if our President advances the full $25,000 over the coming twelve (12) months, we expect our cash resources may not satisfy our needs to September 30, 2010.

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

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to June 30, 2010, the date of our most recent interim financial statements, is $116,345.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the property into production including exploration, preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

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

Our directors and officers currently own 80,000,000 shares of common stock representing 77% of our outstanding shares.  Such directors and officers have registered for resale 8,000,000 of their shares.  Assuming that such directors and officers sell their 8,000,000 shares, they will still own 72,000,000 shares of common stock representing 69.1% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

Our shares are quoted on the OTCBB but our shareholders might find it difficult to sell their share unless a market for them develops.

Our common shares are quoted on the OTC Bulleting Board (“OTCBB”).   Our shareholders might find it difficult to sell their shares unless a market develops.  If this does not happen, our shareholders might not receive a price per share which they might have received had there been market activity in our shares.

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

There has been no change in our securities since the fiscal year ended June 30, 2010.

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

SONA RESOURCES, INC.
(Registrant)

Date: July 15, 2010	AJEETA PINHEIRO
Chief Executive Officer, President and Director

Date: July 15, 2010	MONIKA SAGAR
Chief Financial Officer, Chief Accounting Officer, Secretary and Director