Form 10-K
period 2010-09-30
Sona Resources, Inc.
filed 2010-12-29
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2010

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from October 1, 2009 to September 30, 2010

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

November 30, 2010: 104,220,000 common shares

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

Sona has not conducted any exploration work on the Sagar Claim. With funds on hand we plan to commence Phase 1 work of a two-phase exploration program recommended for the Sagar Claim.  It is our plan to commence Phase I work in the late spring of 2011.  We will have to raise additional cash to undertake anything beyond this initial work on the Sagar Claim.

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

Our assets are located outside the United States, in the Republic of India.   We do not currently, nor do we have plans for the foreseeable future, to maintain a permanent place of business within the United States.   We have an agent for service, American Corporate Enterprises, Inc.. of Carson City, Nevada, who will accept, on our behalf, the service of any legal process and any demand or notice authorized by law to be served upon a corporation.  However, our agent for service will not accept service on behalf of any of our officers or directors, all of whom are residents of India.  Similarly, our consulting geologist, who has advised the Company with respect to exploration of its principal asset, the Sagar Claim, is also a resident of India.  None of these persons has an agent for service in the United States.  Consequently it may be difficult for investors to bring a legal action, or obtain a judgment, against the Company, or more particularly, any of our officers and directors or our consulting geologist, in a U.S court, based upon the civil liability provisions of U.S. federal securities laws, or otherwise.  Even if such an action is brought, and judgment were obtained, in a U.S. court it may be difficult, even impossible, to enforce such a judgment in the courts of India making it difficult, if not impossible, to collect on a U.S. judgment in India.  Furthermore, it may be difficult, or even impossible, for an investor to bring an original action in the courts of India against Sona, or any of the above-referenced individuals, whether based upon the civil liability provisions of U.S. federal securities laws, or any other laws, of the United States.

Our liquidity, and thus our ability to continue to operate depends upon the continuing willingness of our President to finance the Company’s operations.

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $22,337 and she has agreed to advance up to a further $25,000 on an ‘as needed’ basis over the coming twelve (12) months.  Without these loan advances we would be forced to go out of business.  Even if our President advances a further $25,000 over the coming twelve (12) months, we expect our cash resources to satisfy our needs to approximately June 2011.

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

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to September 30, 2010, the date of our most recent unaudited financial statements, is $123,920.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity in 2011.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

Our directors and officers currently own 80,000,000 post split shares of common stock representing 77% of our outstanding shares.  Such directors and officers have registered for resale 800,000 of their post split shares.  Assuming that such directors and officers sell their 800,000 shares, they will still own 7,200,000 post split shares of common stock representing 69.1% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

Our shares could be thinly traded on the OTCBB, with wide share price fluctuations, low share prices and minimal liquidity.

In the future our share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, stocks traded over OTCBB quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our future share price.

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

Our shares are considered "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

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

There has been no Annual General Meeting of Stockholders since Sona’s date of inception.  Management plans to hold an Annual General Meeting of Stockholders during 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Sona has not paid any dividends on its common stock, and Sona does not anticipate that it will pay dividends in the foreseeable future.  As at September 30, 2010, Sona  had 40 shareholders; two of these shareholders are an officers and directors of Sona.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Sona’s inception.

There are no outstanding warrants or conversion privileges for Sona’s shares.

ITEM 5.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

Operation Statement Data
	For the year ended September 30, 2010	January 18, 2007 (date of incorporation) to September 30, 2010

Revenue	$ -	$ -
Impairment on mineral claim acquisition	-	5,000
Exploration	-	5,000
General and Administrative	26,818	113,920
Net loss	26,818	123,920

Weighted average post split shares outstanding (basic)	104,220,000
Weighted average post split shares outstanding (diluted)	104,220,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 1,010
Total assets	1,010
Total liabilities	43,255
Total Shareholders’ deficiency	(42,245)

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at September 30, 2010, we had cash on hand of $1,010 and a working capital deficiency of $42,245.   As can be determined from the following table, it is expected that the Company will require cash injections of approximately $38,723 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we will be faced with a working capital deficiency by no later than the end of the next twelve months. By an agreement dated April 1, 2008 our President agreed to make loan advances to the Company totaling up to $25,000 on an ‘as needed’ basis to ensure we have sufficient working capital to finance our operations for the forthcoming twelve (12) months.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to September 30, 2010, of $123,920. We did not earn any revenues during the aforementioned period.

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

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,650	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,550	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	750	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,865
Add: Accounts payable	20,918	Excluding payables to ‘related parties’.
Total expenses:	39,783
Less: Cash on hand	1,010
Balance Required	$38,723	Estimated additional cash required during the next twelve (12) months

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from our investments. As of September 30, 2010, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Results of Operations - Year ended September 30, 2010.

For the year ended September 30, 2010, we had a net loss of $26,818 and an accumulated loss since inception of $123,920.   This represents a net loss of $0.00 per share for the year ended September 30, 2010 based on a weighted average number of shares outstanding of 104,220,000.  We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing the company, undertaking audits, paying management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 26,283	Preparation of working papers for submission to our independent accountants for examination of the financial statements.
Bank charges	448	Includes the cost of printing cheques and deposit book.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	6,193	Edgarizing Form S-1 and various Forms 10-Ks and 10-Qs
Exploration	10,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.

Legal	7,838	Legal costs were incurred by an attorney to notarize certain corporate documents and the preparation of documents for the issuance of a stock dividend.
Management fees	38,000
The Company does not pay its directors or officers for the service they render to the Company.  Nevertheless, the Company realizes there is a cost in the directors and officers working on behalf of the Company and has accrued as an expense $1,000 each month commencing August 1, 2007 as management fee.   The offsetting credit is to Capital in Excess of Par Value on the Balance Sheet.   This amount will never be paid to the directors and officers in either cash or shares. The Company is discontinuing this accounting practice.

Incorporation costs	720	Fees associated with incorporating the Company.

Office	2,189	General office, photocopy expenses and filing fees.
Rent	7,600
As with management fees, the Company accrues $200 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not  pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.  The Company is discontinuing this accounting practice.

Telephone	3,800
As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.  The Company is discontinuing this accounting practice.

Transfer Agent Fees	3,349	Various charges in the Company’s inception.
	$ 123,920

Balance Sheet as at September 30, 2010       Total cash, as at September 30, 2010 was $1,010.  Our working capital deficiency as at September 30, 2010 was $42,245.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,276 together with no interest demand loans from a director in the amount of $22,337.
No revenue was generated during these periods.

Total shareholders’ deficiency as at September 30, 2010 was $42,245. Total shares outstanding as at September 30, 2010 was 104,220,000.

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

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended September 30, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended September 30, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2010 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of September 30, 2010, we did not have a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 9A(T)                                CONTROLS AND PROCEDURES

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Ajeeta Pinheiro	Chief Executive Officer, President And Director (1)	36

Monika Sagar	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	37

Fidel B. Pernites	Director (3)	51

(1)	Ajeeta Pinheiro was appointed a director, President and Principal Executive Officer on January 18, 2007.

(2)	Monika Sagar was appointed a director, secretary/treasure and Principal Financial Officer on January 18, 2007.

(3)	Fidel. B. Pernites was appointed a director on January 12, 2008.

Background of officers and directors

AJEETA PINHEIRO has been the President and a director of the Company since inception on January 18, 2007.  She graduated from Bombay University with a Bachelor of Science degree (1994).  For the past five years Ms. Pinheiro has  been involved, at the management level, in the customer service and sales industry managing inbound call centers, located in Mumbia, India,  for such U.S. based companies such as American Express and Hewlett Packard.   From December 2001 to September 2006 Ms. Pinheiro managed a customer service center for Wipro BPO taking inbound customer service and sales calls for American Express Card Services.  Since September 2006 she has served in the position of ‘Program Manager and Head of Operations’ for SGS Sutherland Global Service’s customer service centre handling inbound sales and service calls for Hewlett Packard’s home and home office products.

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
Our officers and directors devote a limited amount of their time to the affairs of the Company.  Our President Ajeeta Pinheiro spends about 16 hours a month on administrative and accounting matters.  As Secretary Treasurer, Monika Sagar spends approximately 8 hours per month on corporate matters. Fidel Pernites spends almost none of his time on Sona’s affairs.  However, Mr. Pernites has agreed to devote more time to Sona’s affairs during the period when we are conducting our Phase I work program on the Sagar Claim.

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

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer and other executive officers and directors, during the period from inception to September 30, 2010.
Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Ajeeta Pinheiro Chief Executive Officer and President	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Monika Sagar Chief Financial Officer and Secretary	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Fidel B. Pernites Director	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

The following table sets forth, as at November 30, 2010, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Ajeeta Pinheiro 2/41Trimurty Om Housing Society, Sion , Chunabhatti, Mumbai, 400022, India	50,000,000	47.98%

Common Stock	Monika Sagar H- 89 Sarojani Nagar, New Delhi, India 23	30,000,000	28.78%

Common Stock	Fidel B. Pernites 2434 M. Dela Cruz, Pasay City, Philippines	Nil	Nil

Common Stock	Directors and Officers as a Group (3 persons)	80,000,000	76.76%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Future Sales by Existing Shareholders

As of November 30, 2010 there are a total of 104,220,000 post split shares of our common stock issued and outstanding. Of these, all 104,220,000 post split shares, being 100% of our issued shares, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our effective Form S-1, we registered for resale 32,200,000 restricted shares, being 31% of our issued shares leaving 72,000,000 shares, being 65% of our shares, as ‘restricted shares’ under Rule 144:

Ajeeta Pinheiro	45,000,000 post split shares
Monika Sagar	27,000,000 post split shares
Total restricted shares	72,000,000 post split shares

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

On August 31, 2007 Sona issued to (i) our President, Principal Executive Officer and Director, Ajeeta Pinheiro, 50,000,000 post split shares for total consideration of $1,250; and (ii) our Principal Financial Officer, Secretary-Treasurer and a director, Monika Sagar,  30,000,000 post split shares for total consideration of $750.

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

Pursuant to an agreement between the Company and our President Ajeeta Pinheiro, dated April 1, 2008 Ms. Pinheiro  agreed to advance an aggregate of  up to $25,000 to the Company over the coming twelve (12) months.  These loan advances, together with $22,337 in cash already advanced to the Company by Ms. Pinheiro, do not bear interest and there are no fixed terms of repayment called for.  However, Ms. Pinheiro may demand repayment of the loan advances at any time.

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

Non-Cumulative Voting.

The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our directors.  Our directors and officers have 76.76 percent of the shares outstanding making it impossible for any shareholder or group of shareholders to accumulate sufficient votes of shares from other shareholders to change our directors.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended September 30, 2010 for professional services for the review of the quarterly financial statements as at December 31, 2009, March 31 and June 30, 2010, annual financial statements as of September 30, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 the quarter ended December 31, 2009 and $600 for each of the quarters ended , March 31 and June 30, 2010.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Sona’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in September 30, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to September 30, 2010 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 13.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.2	Articles of Incorporation (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.3	By-laws (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Sona’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

Financial Statement Schedules.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	31

Balance Sheet as at September 30, 2010 and 2009	32

Statement of Operations for years ended September 30, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to September 30, 2010	33

Statement of Changes in Stockholders’ Deficiency for the period from January 18, 2007 (date of inception) to September 30, 2010	34

Statement of Cash Flows for years ended September 30, 2010 and 2009 and for the period ended January 18, 2007 (date of inception) to September 30, 2010	35

Notes to the Financial Statements	36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONA RESOURCES, INC.
(Registrant)

By:   AJEETA PINHEIRO
Ajeeta Pinheiro
Chief Executive Officer,
President and Director

Date: December 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   AJEETA PINHEIRO
Ajeeta Pinheiro
Chief Executive Officer,
President and Director

Date: December 28, 2010

By: MONIKA SAGAR
Monika Sagar
Chief Accounting Officer,
Chief Financial Officer and Director

Date: December 28, 2010

MADSEN & ASSOCIATES, CPA’s INC.                                                                                                       684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board                                                                                  Murray, Utah, 84107
                       Telephone 801-268-2632

Board of Directors
Sona Resources, Inc. (a Pre-exploration Stage Company)
Mumbai, India

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheets of Sona Resources, Inc. (a Pre-exploration Stage Company) (the Company) at of September 30, 2010 and 2009, and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the years in the two-year period ended September 30, 2010, and for the period from January 18, 2007 (date of inception) to September 30, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sona Resources, Inc. (a Pre-exploration Stage Company) at September 30, 2010 and 2009, and the results of operations and its cash flows for each of the years in the two-year period ended September 30, 2010, and for the period from January 18, 2007 (date of inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

“Madsen & Associates, CPA’s Inc.”

Salt Lake City, Utah
December 28, 2010

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	Sept. 30, 2010	Sept. 30, 2009

ASSETS

CURRENT ASSETS

Cash	$ 1,010	$ 377

Total Current Assets	$ 1,010	$ 377

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 20,918	$ 18,851
Advances from related parties	22,337	12,552

Total Current Liabilities	43,255	31,403

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
104,220,000 shares issued and outstanding	104,220	104,220
Capital in excess of par value	(22,545)	(38,144)
Deficit accumulated during the pre-exploration stage	(123,920)	(97,102)

Total Stockholders’ Deficiency	(42,245)	(31,026)

	$ 1,010	$ 377

The accompanying notes are an integral part of these financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For years ended September 30, 2010 and 2009 and for the period January 18, 2007 (date of inception) to September 30, 2010

	Year Ended September 30, 2010	Year Ended September 30, 2009	From January 18, 2007 (date of inception) to September 30, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
General and administrative	26,818	28,800	113,920

NET LOSS FROM OPERATIONS	$ (26,818)	$ (28,800)	$ (123,920)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	104,220,000	104,220,000

The accompanying notes are an integral part of these financial statements.

SONA RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period January 18, 2007 (date of inception) to September 30, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Deficit accumulated during the Pre-exploration Stage

Balance January 18, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash – August 31, 2007	80,000,000	80,000	(78,000)	-

Issuance of common shares for cash – September 30, 2007	24,220,000	24,220	6,055

Net operating loss for the period January 18, 2007 (date of Inception) to September 30, 2007	-	-	-	(19,151)

Capital contributions – expenses	-	-	2,600	-

Balance as at September 30, 2007	104,220,000	104,220	(69,345)	(19,151)

Net operation loss as at September 30, 2008	-	-	-	(49,151)

Capital contributions – expenses	-	-	15,600	-

Balance as at September 30, 2008	104,220,000	104,220	(53,745)	(68,302)

Net operation loss as at September 30, 2009	-	-	-	(28,800)

Capital contributions – expenses	-	-	15,600	-

Balance as at September 30, 2009	104,220,000	104,220	(38,145)	(97,102)

Net operation loss as at September 30, 2010	-	-	-	(26,818)

Capital contributions – expenses	-	-	15,600	-

Balance as at September 30, 2010	104,220,000	$ 104,220	$ (22,545)	$ (123,920)

The accompanying notes are an integral part of these financial statements

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended September 30, 2010 and 2009 and for the period January 18, 2007 (date of inception) to September 30, 2010

	Year Ended Sept. 30, 2010	Year Ended Sept. 30, 2009	From January 18, 2007 (date of inception) to Sept. 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (26,818)	$ (28,800)	$ (123,920)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	15,600	15,600	49,400
Changes in accounts payable	2,066	7,392	20,917

Net Cash Provided (Used) in Operations	(9,152)	(5,808)	(53,603)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	9,785	3,786	22,337
Proceeds from issuance of common Stock	-	-	32,276

	9,785	3,786	54,613

Net (Decrease) Increase in Cash	633	(2,022)	1,010

Cash at Beginning of Year	377	2,399	-

CASH AT END OF YEAR	$ 1,010	$ 377	$ 1,010

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$ 15,600	$ 15,600	$ 49,400

The accompanying notes are an integral part of these financial statements

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

On September 30, 2010 the Company had a net operating loss carry forward of $123,920 for income tax purposes.  The tax benefit of approximately $37,200 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is

SONA RESOURCES, INC.

 (Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $22,337 and have made contributions to capital of $49,400 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On August 31, 2007, Company completed a private placement consisting of 80,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.  On September 30, 2007, the Company completed a private placement of 24,220,000 common shares for a total consideration of $30,276.  The total number of post split common shares outstanding as at September 30, 2010 was 104,220,000.  The post split common shares of 104,220,000 are shown as being issued since inception.

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