Form 10-Q
period 2010-12-31
Sona Resources, Inc.
filed 2011-02-11
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

February 1, 2011: 104,220,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2010 and September 30, 2010	4

	Statement of Operations For the three months ended December 31, 2010 and 2009 and for the period January 18, 2007 (Date of Inception) to December 31, 2010	5

	Statement of Cash Flows For the three months ended December 31, 2010 and 2009 and for the period January 18, 2007 (Date of Inception) to December 31, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

	SIGNATURES.	27

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sona Resources, Inc. (Pre-exploration stage company) at December 31, 2010 (with comparative figures as at September 30, 2010) and the statement of operations for the three months ended December 31, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to December 31, 2010 and the statement of cash flows for the three months ended December 31, 2010 and 2009 and for the period from January 18, 2007 (date of inception) to December 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2011.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	Dec. 31, 2010	Sept. 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 992	$ 1,010

Total Current Assets	$ 992	$ 1,010

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 23,694	$ 20,918
Advances from related parties	25,167	22,337

Total Current Liabilities	48,861	43,255

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
104,220,000 shares issued and outstanding	104,220	104,220
Capital in excess of par value	(22,545)	(22,545)
Deficit accumulated during the pre-exploration stage	(129,544)	(123,920)

Total Stockholders’ Deficiency	(47,869)	(42,245)

	$ 992	$ 1,010

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For three months ended December 31, 2010 and 2009 and for the period January 18, 2007 (date of inception) to December 31, 2010

(Unaudited)

	Three months ended December 31, 2010	Three months ended December 31, 2009	From January 18, 2007 (date of inception) to December 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	4,430	1,550	30,713
Bank charges and interest	18	44	466
Consulting	-	-	17,500
Edgarizing	504	472	6,697
Exploration costs	-	-	5,000
Filing fees	-	-	30
Impairment on mineral claim acquisition	-	-	5,000
Incorporation costs	-	-	720
Legal	-	-	7,838
Management fees	-	3,000	38,000
Office	672	158	2,831
Rent	-	600	7,600
Telephone	-	300	3,800
Transfer agent’s fees	-	-	3,349

NET LOSS FROM OPERATIONS	$ (5,624)	$ (6,124)	$ (129,544)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	104,220,000	104,220,000

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended December 31, 2010 and 2009 and for the period January 18, 2007 (date of inception) to December 31, 2010

(Unaudited)

	Three months ended Dec. 31, 2010	Three months ended Dec. 31, 2009	From January 18, 2007 (date of inception) to Dec. 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,624)	$ (6,124)	$ (129,544)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	-	3,900	49,400
Changes in accounts payable	2,776	(478)	23,693

Net Cash Provided (Used) in Operations	(2,848)	(2,702)	(56,451)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,830	2,658	25,167
Proceeds from issuance of common Stock	-	-	32,276

	2,830	2,658	57,443

Net (Decrease) Increase in Cash	(18)	(44)	992

Cash at Beginning of Year	1,010	377	-

CASH AT END OF YEAR	$ 992	$ 333	$ 992

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$ -	$ 3,900	$ 49,400

The accompanying notes are an integral part of these unaudited financial statements

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

(Unaudited)

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

On December 31, 2010 the Company had a net operating loss carry forward of $129,544 for income tax purposes.  The tax benefit of approximately $38,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is

SONA RESOURCES, INC.

 (Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2027.

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

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

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
December 31, 2010

(Unaudited)

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

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

(Unaudited)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the three months ended December 31, 2010, a Director made advances of $2,830 to the Company.

Officers-directors and their families have acquired 77% of the common stock issued, have made no interest, demand advances to the Company of $25,167, and have made contributions to capital of $49,400 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On July 19, 2010, the Company effected a 40 to 1 stock dividend of all of its issued and outstanding shares of common stock (treated as a stock split for accounting purposes).  Shareholders of the Company holding certificated shares were credited the additional shares, with the same rights, privileges, and obligations, upon surrender of their stock certificate to the Company’s transfer agent

All share references have been retroactively adjusted for this stock dividend.

On August 31, 2007, Company completed a private placement consisting of 80,000,000 common shares sold to directors and officers for a total consideration of $2,000.  On September 30, 2007, the Company completed a private placement of 24,220,000 common shares for a total consideration of $30,276.  The total number of common shares outstanding as at September 30, 2010 was 104,220,000.

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

Sona has not conducted any exploration work on the Sagar Claim. There are no funds on hand which can be used to commence Phase 1 work of a two-phase exploration program recommended for the Sagar Claim.  It is our plan to commence Phase I work in the summer of 2011, if the funds are available.  We will have to raise additional cash to undertake anything beyond this initial work on the Sagar Claim.

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

Other information

Sona has 104,220,000 common shares outstanding.

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at December 31, 2010, we had cash on hand of $992 and a working capital deficiency of $47,869.   As can be determined from the following table, it is expected that the Company will require cash injections of $42,952 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we are faced with a working capital deficiency since all our funds on hand are only $992, and since the agreed advances from our President has been used in the amount of $25,000 as per an agreement dated April 1, 2008.  We do not have sufficient working capital to finance our operations for the forthcoming twelve (12) months.  We will have to seek other sources of funding within the near future.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to December 31, 2010, of $129,544. We did not earn any revenues during the aforementioned period.

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

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	5,700	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	350	Annual fee to the Secretary of State for Nevada

Office & miscellaneous	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	20,250
Add: Accounts payable	23,694	Excluding payables to ‘related parties’ as at December 31, 2010.
Total expenses:	43,944
Less: Cash on hand	992
Balance Required	$42,952	Estimated additional cash required during the next twelve (12) months

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of December 31, 2010, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Results of Operations – Since inception to December 31, 2010.

For the three months ended December 31, 2010, we had a net loss of $5,624 and an accumulated loss since inception of $129,544.   This represents a net loss of $0.00 per share for the three months ended December 31, 2010 based on a weighted average number of shares outstanding of 104,220,000.  We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 30,713	Preparation of working papers for submission to our independent accountants.
Bank charges	466	Includes the cost of printing cheques and deposit book and monthly bank charges.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	6,697	Edgarizing Form S-1, Forms 10-K and 10-Q.

Exploration	5,000	Write-off of work undertaken on the mineral claim
Filing fees	30	Filing charges for our Form S-1
Impairment on mineral claim acquisition	5,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Incorporation costs	720	Initial cost of incorporation the company in the State of Nevada
Legal	7,838	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	38,000
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

Office	2,831	General office and photocopy expenses.
Rent	7,600
As with management fees, the Company accrues $200 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	3,800	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	3,349	Issuance of shares and annual transfer agent’s fee.
	$ 129,544

Balance Sheet as at December 31, 2010       Total cash, as at December 31 2010, was $992.  Our working capital deficiency as at December 31, 2010 was $47,869.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,276.

Total shareholders’ deficiency as at December 31, 2010 was $47,869. Total shares outstanding, as at December 31, 2010, was 104,220,000.

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
ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

At this time this is not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of Sona’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at December 31, 2010 (the “Evaluation Date”).  Upon completion of their evaluation management, has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting.

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

Even though management’s assessment that Sona’s internal control over financial reporting was not effective and there are certain material weaknesses as indicated below, management believe that Sona’s financial statements contained in its Quarterly Report on Form 10-Q for the three months ended December 31, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Sona’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at December 31, 2010, Sona did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Sona a whistleblower policy is not necessary.

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

There were no changes in Sona’s internal controls over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to material affect, Sona’s internal control over financial reporting.

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

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has advanced $25,167 to the Company.   Unless we enter into another agreement with her we will not have sufficient funds to meet our on-going financial commitments.   We are hopeful an accommodation can be reached.

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

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to December 31, 2010, the date of our most recent interim financial statements, is $129,544.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity in 2011, if funds are available.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

There has been no change in our securities since the fiscal year ended September 30, 2010.

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

SONA RESOURCES, INC.
(Registrant)

Date: February 11, 2011	AJEETA PINHEIRO
Chief Executive Officer, President and Director

Date: February 11, 2011	MONIKA SAGAR
Chief Financial Officer, Chief Accounting Officer, Secretary and Director