Form 10-Q
period 2011-03-31
Sona Resources, Inc.
filed 2011-04-26
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [   ]   No   [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 22, 2011: 104,220,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at March 31, 2011 and September 30, 2010	4

	Statement of Operations For the three and six months ended March 31, 2011 and 2010 and for the period January 18, 2007 (Date of Inception) to March 31, 2011	5

	Statement of Cash Flows For the six months ended March 31, 2011 and 2010 and for the period January 18, 2007 (Date of Inception) to March 31, 2011	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4.	Controls and Procedures	21

ITEM 4T.	Controls and Procedures	22

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Submission of Matters to a Vote of Security Holders	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	28

	SIGNATURES.	29

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sona Resources, Inc. (Pre-exploration stage company) (the “Company”) at March 31, 2011 (with comparative figures as at September 30, 2010) and the statement of operations for the three and six months ended March 31, 2011 and 2010 and for the period from January 18, 2007 (date of inception) to March 31, 2011 and the statement of cash flows for the six months ended March 31, 2011 and 2010 and for the period from January 18, 2007 (date of inception) to March 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending September 30, 2011.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

BALANCE SHEETS

	March 31, 2011	Sept. 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 974	$ 1,010

Total Current Assets	$ 974	$ 1,010

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 25,318	$ 20,918
Advances from related parties	25,967	22,337

Total Current Liabilities	51,285	43,255

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
104,220,000 shares issued and outstanding	104,220	104,220
Capital in excess of par value	(22,545)	(22,545)
Deficit accumulated during the pre-exploration stage	(131,986)	(123,920)

Total Stockholders’ Deficiency	(50,311)	(42,245)

Total Liabilities and Stockholders’ Deficiency	$ 974	$ 1,010

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For three and six months ended March 31, 2011 and 2010 and for the period January 18, 2007 (date of inception) to March 31, 2011

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Six months ended March 31, 2011	Six months ended March 31, 2010	From January 18, 2007 (date of inception) to March 31, 2011

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,920	1,550	6,350	3,100	32,633
Bank charges and interest	18	21	36	65	484
Consulting	-	-	-	-	17,500
Edgarizing	504	472	1,008	945	7,201
Exploration costs	-	-	-	-	5,000
Filing fees	-	-	-	-	30
Impairment loss on mineral claim	-	-	-	-	5,000
Incorporation costs	-	-	-	-	720
Legal	-	-	-	-	7,838
Management fees	-	3,000	-	6,000	38,000
Office	-	94	672	251	2,831
Rent	-	600	-	1,200	7,600
Telephone	-	300	-	600	3,800
Transfer agent’s fees	-	664	-	664	3,349

NET LOSS	$ (2,442)	$ (6,701)	$ (8,066)	$ (12,825)	$ (131,986)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	104,220,000	104,220,000	104,220,000	104,220,000

The accompanying notes are an integral part of these unaudited financial statements.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended March 31, 2011 and 2010 and for the period January 18, 2007 (date of inception) to March 31, 2011
(Unaudited)

	Six months ended Mar. 31, 2011	Six months ended Mar. 31, 2010	From January 18, 2007 (date of inception) to Mar. 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (8,066)	$ (12,825)	$ (131,986)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	-	7,800	49,400
Changes in accounts payable	4,400	1,045	25,318

Net Cash (Used) in Operations Activities	(3,666)	(3,980)	(52,268)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	3,630	4,751	25,967
Proceeds from issuance of common stock	-	-	32,275

	3,630	4,751	58,242

Net (Decrease) Increase in Cash	(36)	771	974

Cash at Beginning of Period	1,010	377	-

CASH AT END OF PERIOD	$ 974	$ 1,148	$ 974

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ -	$ 7,800	$ 49,400

The accompanying notes are an integral part of these unaudited financial statements

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

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

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$ 19,151	2027	$ 5,745	$ (5,745)	-

2008	49,151	2028	14,745	(14,745)	-

2009	28,800	2029	8,640	(8,640)	-

2010	26,818	2030	8,045	(8,045)	-

2011	8,066	2031	2,420	(2,420)	-

	$ 131,986		$ 39,595	$ (39,595)	$ -

The total valuation allowance as of March 31, 2011 was $(39,595) which increased by $(2,420) for the reported period.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency.  Translations denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

SONA RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral Claim Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred.   These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable.  Mineral exploration costs are expensed as incurred.

SONA RESOURCES, INC.
             (Pre-exploration Stage Company)
          NOTES TO FINANCIAL STATEMENTS
          March 31, 2011

            (Unaudited)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three and six months ended March 31, 2011, a Director made advances of $800 and $3,630, respectively, to the Company.

Officers-directors and their families have acquired 77% of the common stock issued, have made no interest, demand advances to the Company of $25,967, and have made contributions to capital of $49,400 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On July 19, 2010, the Company effected a 40 to 1 stock dividend of all of its issued and outstanding shares of common stock.   Shareholders of the Company holding certificate shares were credited with the additional shares, with the same rights, privileges and obligations, upon surrender of their stock certificates to the Company’s transfer agent.

All share references have been retroactively adjusted for this stock split.

SONA RESOURCES, INC.
                  (Pre-exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 2011

              (Unaudited)

5.           CAPITAL STOCK - Continued

On August 31, 2007, Company completed a private placement consisting of 80,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.  On September 30, 2007, the Company completed a private placement of 24,220,000 common shares for a total consideration of $30,276.  The total number of common shares outstanding as of March 31, 2011 was 104,220,000.

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

Sona has not conducted any exploration work on the Sagar Claim. There are no funds on hand which can be used to commence Phase 1 work of a two-phase exploration program recommended for the Sagar Claim.  It is our plan to commence Phase I work in the fall of 2011, if the funds are available.  We will have to raise additional cash to undertake anything beyond this initial work on the Sagar Claim.

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

Since our business activity is related solely to the exploration and evaluation of the Sagar Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at March 31, 2011, we had cash on hand of $974 and a working capital deficiency of $50,311.   As can be determined from the following table, it is expected that the Company will require cash injections of $44,719 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds, we are faced with a working capital deficiency since all our funds on hand are only $974, and since the agreed advances from our President has been used in the amount of $25,000 as per an agreement dated April 1, 2008.  We do not have sufficient working capital to finance our operations for the forthcoming twelve (12) months.  We will have to seek other sources of funding within the near future.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 18, 2007 to March 31, 2011, of $131,986. We did not earn any revenues during the aforementioned period.

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

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$4,500	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	5,700	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	100
Exploration	7,600	Completion of Geological mapping
Filing fees	475	Annual fee and Business Licenseto the Secretary of State for Nevada

Office & miscellaneous	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	20,375
Add: Accounts payable	25,318	Excluding payables to ‘related parties’ as at March 31, 2011.
Total expenses:	45,693
Less: Cash on hand	974
Balance Required	$44,719	Estimated additional cash required during the next twelve (12) months

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of March 31, 2011, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Results of Operations – Since inception to March 31, 2011

The operating expenses for the three months ended March 31, 2011 compared to March 31, 2010 are as follows:

	March 31, 2011	March 31, 2010

Accounting and audit	$ 1,920	$ 1,550	Increase in accounting and audit fees
Bank charges and interest	18	21
Edgarizing	504	472	Increase in edgarizing fees
Management fees	-	3,000	Company discontinued the practice of accruing monthly management fees
Office	-	94	No office expenses incurred during the period
Rent	-	600	Company discontinued the practice of accruing rent expense
Telephone	-	300	Company discontinued the practice of accruing telephone expense
Transfer agent’s fees	-	664	No invoices received during the period from the transfer agent.

Total Expenses	$ (2,442)	$ (6,701)

The operating expenses for the six months ended March 31, 2011 compared to March 31, 2010 are as follows:

	March 31, 2011	March 31, 2010

Accounting and audit	$ 6,350	$ 3,100	Annual audit fee recognized during current six months as paid rather than as accrued at year end as done in prior year
Bank charges and interest	36	65
Edgarizing	1,008	945	Increase in edgarizing fees during period
Management fees	-	6,000	Company no longer accrues management fees as done during prior periods
Office	672	251	Invoice received for photocopying and fax changes not previously received.
Rent	-	1,200	Company no longer accrues rent as done in prior periods.
Telephone	-	600	Company no longer accrues telephone as done in prior periods.
Transfer agent’s fees	-	664	No invoices received during the period from the transfer agent.

Total Expenses	$ (8,066)	$ (12,825)

For the six months ended March 31, 2011, we had accumulated loss since inception of $131,986.   This represents a net loss of $0.00 per share for the six months ended March 31, 2011 based on a weighted average number of shares outstanding of 104,220,000.  We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$ 32,633	Preparation of working papers for submission to our independent accountants.
Bank charges	484	Includes the cost of printing cheques and deposit book and monthly bank charges.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	7,201	Edgarizing Form S-1, Forms 10-K and 10-Q.

Exploration	5,000	Write-off of work undertaken on the mineral claim
Filing fees	30	Filing charges for our Form S-1
Impairment loss on mineral claim	5,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Incorporation costs	720	Initial cost of incorporation the company in the State of Nevada
Legal	7,838	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.

Management fees	38,000
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
	$ 131,986

Balance Sheet as at March 31, 2011       Total cash, as of March 31 2011, was $974.  Our working capital deficiency as at March 31, 2011 was $50,311.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,275.

Total stockholders’ deficiency as at March 31, 2011 was $50,311. Total shares outstanding, as of March 31, 2011, was 104,220,000.

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
ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

At this time this is not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of Sona’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at March 31, 2011 (the “Evaluation Date”).  Upon completion of their evaluation management, has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting.

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

Even though management’s assessment that Sona’s internal control over financial reporting was not effective and there are certain material weaknesses as indicated below, management believe that Sona’s financial statements contained in its Quarterly Report on Form 10-Q for the six months ended March 31, 2011 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Sona’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As of March 31, 2011, Sona did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Sona a whistleblower policy is not necessary.

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

There were no changes in Sona’s internal controls over financial reporting during the six months ended March 31, 2011 that have materially affected, or are reasonably likely to material affect, Sona’s internal control over financial reporting.

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

We are, in part, financing our continuing operations with cash loaned to us by our President.  To date our President has advanced $25,967 to the Company.   Unless we enter into another agreement with her we will not have sufficient funds to meet our on-going financial commitments.   We are hopeful an accommodation can be reached.

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

We were incorporated on January 18, 2007 and have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2011, the date of our most recent interim financial statements, is $131,986.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

SONA RESOURCES, INC.
(Registrant)

Date: April 25, 2011	AJEETA PINHEIRO
Chief Executive Officer, President and Director

Date: April 25, 2011	MONIKA SAGAR
Chief Financial Officer, Chief Accounting Officer, Secretary and Director