Form 10-Q
period 2011-06-30
Marine Drive Mobile Corp.
filed 2011-08-12
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-145879

Marine Drive Mobile Corp.
formerly Sona Resources, Inc.
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [   ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

July 30, 2011: 104,220,000 common shares

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

The accompanying balance sheets of Marine Drive Mobile Corp., formerly Sona Resources, Inc., (pre-exploration stage company) (the “Company”) at June 30, 2011 (with comparative figures as at September 30, 2010) and the statement of operations for the three and nine months ended June 30, 2011 and 2010 and for the period from January 18, 2007 (date of inception) to June 30, 2011 and the statement of cash flows for the nine months ended June 30, 2011 and 2010 and for the period from January 18, 2007 (date of inception) to June 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending September 30, 2011.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Pre-exploration Stage Company)

BALANCE SHEETS

	June 30, 2011	Sept. 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$956	$1,010

Total Current Assets	$956	$1,010

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$26,942	$20,918
Advances from related parties	27,523	22,337

Total Current Liabilities	54,465	43,255

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
104,220,000 shares issued and outstanding	104,220	104,220
Capital in excess of par value	(22,545)	(22,545)
Deficit accumulated during the pre-exploration stage	(135,184)	(123,920)

Total Stockholders’ Deficiency	(53,509)	(42,245)

Total Liabilities and Stockholders’ Deficiency	$956	$1,010

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS
For three and nine months ended June 30, 2011 and 2010 and for the period January 18, 2007 (date of inception) to June 30, 2011
(Unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Nine months ended June 30, 2011	Nine months ended June 0, 2010	From January 18, 2007 (date of inception) to June 30, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Professional fees	1,920	1,750	8,270	4,850	34,553
Exploration costs	-	-	-	-	5,000
Impairment loss on mineral claim	-	-	-	-	5,000
Legal fees	-	-	-	-	7,838
Management fees	-	3,000	-	9,000	38,000
General and administrative	1,278	1,668	2,994	5,393	44,793

NET LOSS	$(3,198)	$(6,418)	$(11,264)	$(19,243)	$(135,184)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	104,220,000	104,220,000	104,220,000	104,220,000

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS
For the nine months ended June 30, 2011 and 2010 and for the period January 18, 2007 (date of inception) to June 30, 2011
(Unaudited)

	Nine months ended June 30, 2011	Nine months ended June 30, 2010	From January 18, 2007 (date of inception) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,264)	$(19,243)	$(135,184)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	-	11,700	49,400
Changes in accounts payable	6,024	2,667	26,942

Net Cash (Used) in Operations Activities	(5,240)	(4,876)	(53,842)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,186	5,629	27,523
Proceeds from issuance of common Stock	-	-	32,275

	5,186	5,629	59,798

Net (Decrease) Increase in Cash	(54)	753	956

Cash at Beginning of Period	1,010	377	-

CASH AT END OF PERIOD	$956	$1,130	$956

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$-	$11,700	$49,400

The accompanying notes are an integral part of these unaudited financial statements

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

1.           ORGANIZATION

The Company, Marine Drive Mobile Corp., was incorporated under the laws of the State of Nevada on January 18, 2007, under the name “Sona Resources, Inc.”, with the authorized capital stock of 250,000,000 shares at $0.001 par value.  On July 6, 2011 the Company changed its name to “Marine Drive Mobile Corp.”.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.  To expand its operations, the Company is currently considering potential acquisition opportunities which may involve a change in the Company’s business.

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

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$19,151	2027	$5,745	$(5,745)	-

2008	49,151	2028	14,745	(14,745)	-

2009	28,800	2029	8,640	(8,640)	-

2010	26,818	2030	8,045	(8,045)	-

2011	11,264	2031	3,380	(3,380)	-

	$135,184		$40,555	$(40,555)	$-

The total valuation allowance as of June 30, 2011 was $(40,555) which increased by (3,380) for the reported period.

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

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           ACQUISITION OF MINERAL CLAIM

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three and nine months ended June 30, 2011, a Director made advances of $1,556 and $5,186, respectively, to the Company.

Officers-directors and their families have acquired 77% of the common stock issued, have made no interest, demand advances to the Company of $27,523, and have made contributions to capital of $49,400 in the form of expenses paid for the Company.

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

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

5.           CAPITAL STOCK - Continued

On August 31, 2007, Company completed a private placement consisting of 80,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.  On September 30, 2007, the Company completed a private placement of 24,220,000 common shares for a total consideration of $30,276.  The total number of common shares outstanding as of June 30, 2011 was 104,220,000.

6. SHARE EXCHANGE AGREEMENT

On June 6, 2011, the Company also entered into a voluntary share exchange agreement (the “Exchange Agreement”) with Marine Drive Technologies Inc., a corporation organized under the laws of the Province of British Columbia, Canada (“MDT”) and the sole shareholder of MDT (the “Selling Shareholder”).  Pursuant to the terms of the Exchange Agreement, upon the closing of the transactions contemplated by the Exchange Agreement, the Company will issue 5,000,000 shares of its common stock (the “Shares”) to the Selling Shareholder in exchange for 100% of the issued and outstanding shares of MDT.  MDT will become the Company’s wholly owned subsidiary, and the Company will acquire the business and operations of MDT.  The Shares will be held in escrow pursuant to the terms of an escrow agreement, the terms of which shall be agreed upon between the Company and the Selling Shareholder prior to the closing, which shall, among other things provide for the release of fifty (50%) percent of the Shares on the one-year anniversary of the Closing and the release of the remainder of the Shares on the two-year anniversary of the closing, in each case subject to the achievement of certain revenue and other milestones to be agreed upon between the Company and the Selling Shareholder prior to the closing. As of the date of filing, this Exchange Agreement has not closed.

7.	GOING CONCERN

The Company will need additional working capital to service its debt and expand its operations, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

8.	SUBSEQUENT EVENTS

Effective July 6, 2011 the Company amended its Articles of Incorporation to change its name to Marine Drive Mobile Corp.  In connection with the name change, the Financial Industry Regulatory Authority assigned the Company a new stock symbol – MDMC.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, including the potential results of any acquisition or similar transaction, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, and (f) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q, specifically the section entitled “Risk Factors”.   In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the future price of our common stock could decline.

The following discussion should be read in conjunction with the information contained in the financial statements of Marine Drive Mobile Corp. (“we”, “us”, “our”, or the Company) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Background

We are a start-up, pre-exploration stage company, incorporated in the State of Nevada on January 18, 2007 under the name Sona Resources Inc.  Our fiscal year ends September 30.  We have no subsidiaries, affiliated companies or joint venture partners.

Our business has historically focused on the search for gold and related minerals.  Our sole holding is a 100% interest in the Sagar Claim located in the Republic of India.  We have not discovered any ores or reserves on the Sagar Claim and we have not generated any operating revenues since inception.  To date we have not succeeded in raising sufficient capital to conduct the exploration of the Sagar Claim.

As a result of our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our company to continue as a going concern.  Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to explore the Sagar Claim, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders.  Such strategic alternatives include a merger, acquisition, share  exchange,  asset  purchase,  or similar  transaction in which our present management  may no  longer  be in  control  of our  Company  and  our  business operations  will be replaced by that of our transaction  partner.  We believe we would be an  attractive  candidate  for such a business  combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

In furtherance of such objectives, on July 6, 2011, we changed our name to Marine Drive Mobile Corp.  and entered into a voluntary share exchange agreement (the “Exchange Agreement”) with Marine Drive Technologies Inc., a corporation organized under the laws of the Province of British Columbia, Canada (“MDT”) and the sole shareholder of MDT (the “Selling Shareholder”).  Pursuant to the terms of the Exchange Agreement, upon the closing of the transactions contemplated by the Exchange Agreement, we will issue 5,000,000 shares of our common stock (the “Shares”) to the Selling Shareholder in exchange for 100% of the issued and outstanding shares of MDT.  MDT will become our wholly owned subsidiary, and we will acquire the business and operations of MDT.  The Shares will be held in escrow pursuant to the terms of an escrow agreement, the terms of which shall be agreed upon between us and the Selling Shareholder prior to the closing, which shall, among other things provide for the release of fifty (50%) percent of the Shares on the one-year anniversary of the Closing and the release of the remainder of the Shares on the two-year anniversary of the closing, in each case subject to the achievement of certain revenue and other milestones to be agreed upon with the Selling Shareholder prior to the closing.

Our Properties

Our corporate office is located at 2/41 Timurty Om Housing Society, Sion, Chunnabhatti, Mumbai, India, 400022.

We are the registered and beneficial owner of a 100% interest in the Sagar Claim, which covers an area of approximately 98.7 hectares (approximately 244 acres).  The Sagar Claim is situated in the state of Tamil Nadu in the Republic of India.  We have not discovered any reserves and at this time we do not have any further exploration plans for the Sagar Claim.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

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

The potential acquisition strategies we are considering are dependent upon our ability to obtain third party financing in the form of debt and/or equity.  Such financings may not be available or may not be available on reasonable terms.  As of June 30, 2011, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities.

Investment Policies

We do not have an investment policy at this time.  Any excess funds we have on hand will be deposited in interest bearing notes such as term deposits or short term money instruments.  Presently we do not have any excess funds to invest.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in the “Risk Factors” to our Quarterly Report on Form 10-Q filed on April 26, 2011.

Results of Operations – Since inception to June 30, 2011

The operating expenses for the three months ended June 30, 2011 compared to June 30, 2010 are as follows:

	June 30, 2011	June 30, 2010

Accounting and audit	$1,920	$1,750	Increase in accounting and audit fees
Bank charges and interest	18	18
Edgarizing	504	472
Management fees	-	3,000	Company discontinued the practice of accruing monthly management fees
Office	88	278	No office expenses incurred during the period
Rent	-	600	Company discontinued the practice of accruing rent expense
Telephone	-	300	Company discontinued the practice of accruing telephone expense
Transfer agent’s fees	668	-	Timing of billing

Total Expenses	$(3,198)	$(6,418)

The operating expenses for the nine months ended June 30, 2011 compared to June 30, 2010 are as follows:

	June 30, 2011	June 30, 2010

Accounting and audit	$8,270	$4,850	Annual audit fee recognized during current nine months as paid rather than as accrued at year end as done in prior year
Bank charges and interest	54	84
Edgarizing	1,512	1,417
Management fees	-	9,000	Company no longer accrues management fees as done during prior periods
Office	760	528	Invoice received for photocopying and fax changes not previously received.
Rent	-	1,800	Company no longer accrues rent as done in prior periods.
Telephone	-	900	Company no longer accrues telephone as done in prior periods.
Transfer agent’s fees	668	664

Total Expenses	$(11,264)	$(19,243)

For the nine months ended June 30, 2011, we had accumulated loss since inception of $135,184.   This represents a net loss of $0.00 per share for the nine months ended June 30, 2011 based on a weighted average number of shares outstanding of 104,220,000.  We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses, which can be broken down as follows:

Expense	Amount	Description

Accounting and audit	$34,553	Preparation of working papers for submission to our independent accountants.
Bank charges	502	Includes the cost of printing cheques and deposit book and monthly bank charges.
Consulting fees	17,500	The Company engaged the services of two consultants; one to prepare this Form S-1 and the other to obtain the information required in the mineral property and other documents needed from India.
Edgarizing	7,705	Edgarizing Form S-1, Forms 10-K and 10-Q.
Exploration	5,000	Write-off of work undertaken on the mineral claim
Filing fees	30	Filing charges for our Form S-1
Impairment loss on mineral claim	5,000	Represents the cost of acquiring the rights to the Sagar Gold Claim in India and the Kapadia Report thereon.
Incorporation costs	720	Initial cost of incorporation the company in the State of Nevada
Legal	7,838	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	38,000
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

Office	2,919	General office and photocopy expenses.
Rent	7,600
As with management fees, the Company accrues $200 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	3,800	As with management fees and rent, the Company accrues as an expense $100 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	4,017	Issuance of shares and annual transfer agent’s fee.
$ 135,184

Balance Sheet as at June 30, 2011

Total cash, as of June 30, 2011, was $956.  Our working capital deficiency as at June 30, 2011 was 53,509.

Our cash was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $2,000 and a private placement on September 30, 2007 which raised a further $30,275.  Additionally, we have received advances from our officers and directors totalling $27,523.

Total stockholders’ deficiency as at June 30, 2011 was $53,509. Total shares outstanding, as of June 30, 2011, was 104,220,000.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $956 and working capital deficiency of $53,509.  During the three month period ended June 30, 2011, we funded our operations from the proceeds of private sales of equity and debt financing.  If we complete a potential strategic alternative, such as a merger, acquisition, share  exchange,  asset  purchase,  or similar  transaction which results in a change in our business focus, our cash requirements to develop such new business will be significant.  In addition, changes in our operating plans, increased expenses, or other events may cause us to seek even greater equity or debt financing in the future.

For the nine month period ended June 30, 2011, we used net cash of $5,240 in operations.  Net cash used in operating activities increased from $4,876 in the nine month period ended June 30, 2010.

During the nine month period ended June 30, 2011, we raised $5,186 from advances from related parties.  During the nine month period ended June 30, 2010, we raised $5,629 from advances from related parties.  Such advances are made interest free and are  payable on demand.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations.  However, there are no assurances that we will be able to raise the required working capital on favourable terms, or that such working capital will be available on any terms when needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at June 30, 2011 (the “Evaluation Date”).  Upon completion of their evaluation, our management has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal controls over financial reporting.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that are filed or submitted under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

Even though management’s assessment that our internal controls over financial reporting are not effective and there are certain material weaknesses as indicated below, management believes that our financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended June 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

•	As of June 30, 2011, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.

•	Although we have adopted a Code of Ethics, it does not emphasize fraud or methods to avoid it.

•	Due to our small size, we have not adopted a whistleblower policy.

•
There is no system in place to review and monitor internal control over financial reporting.  This is due to the fact that we do not maintain a sufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

We plan to remediate some or all of these material weaknesses as we are able to raise sufficient capital or generate positive cash flow.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.                   RISK  FACTORS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      (REMOVED AND RESERVED)

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The following exhibits are included as part of this report by reference:

2.1	Share Exchange Agreement, dated June 6, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on June 9, 2011)

3.1	Certificate of Incorporation (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.2
Articles of Incorporation (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959 and Current Report on Form 8-K filed on June 30, 2011)

3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE DRIVE MOBILE CORP.
(Registrant)

Date: August 12, 2011	/s/ AJEETA PINHEIRO
Ajeeta Pinheiro
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 12, 2011	/s/ MONIKA SAGAR
Monika Sagar
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)