Form 10-K
period 2011-09-30
Marine Drive Mobile Corp.
filed 2012-01-11
CIK 1391798

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-53502

MARINE DRIVE MOBILE CORP.
(formerly Sona Resources, Inc.)

(Name of registrant as specified in its charter)
Nevada	68-0676667
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1278 Indiana #301, San Francisco, CA	94107
(Address of Principal Executive Offices)	(Zip Code)

(415) 839-1055

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES 	NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES 	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO 
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒	NO 
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES 	NO ☒

The Company’s common stock was not actively traded as of the last business day of the Company’s most recently completed second fiscal quarter.

As of January 5, 2012, there were outstanding 38,220,000 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1— BUSINESS

History

We were incorporated under the laws of the State of Nevada on January 18, 2007, under the name “Sona Resources, Inc.”,  with authorized capital stock of 250,000,000 shares at $0.001 par value.  We were organized for the purpose of acquiring and developing mineral properties.  We were not able to establish the existence of a commercially minable ore deposit and in June of 2011 we shifted our business focus to opportunities in the mobile commerce (“m-Commerce”) industry.  Mobile Commerce also known as M-Commerce or mCommerce, is the ability to conduct commerce using a mobile device, such as a mobile phone, a Personal Digital Assistant (PDA), a smartphone, or other emerging mobile equipment.

On June 6, 2011, we entered into the Exchange Agreement to acquire Marine Drive Technologies Inc. (the “Exchange Transaction”), a corporation organized under the laws of Canada (“MDT”), a developer of scalable m-Commerce applications and services, and on July 6, 2011, we changed our name to “Marine Drive Mobile Corp.”  On August 26, 2011, we entered into a Membership Interests Purchase Agreement for the acquisition of the outstanding membership interests of I Like A Deal, LLC (“ILAD”), a developer of group buying web based software (the “ILAD Transaction”).  On September 12, 2011 we closed the Exchange Agreement with MDT and on October 3, 2011 we closed the Membership Interests Purchase Agreement with ILAD.

MDT was founded by Colin MacDonald, who compiled a collection of seasoned entrepreneurs, mobile technology and web specialists with an initial focus on developing a patentable smartphone interface to offer mobile operators and businesses a one-stop solution to comply with new legislation which required that persons with vision and hearing impairments have full access to the video, voice, text, and other capabilities of smartphones, digital television, and internet-based video programming.  Traditionally, smartphone accessibility tools had been provided to users for specific corrections (example: semi-blindness (increased font size) or hard of hearing (direct access to a hearing aide)).  MDT’s concept was to develop an interface that addressed a wide-range of accessibility concerns with a single application.  Through these beginnings, MDT found itself in a unique position to exploit the transactional opportunities of m-Commerce.

In January 2011, MDT began developing an electronic couponing engine designed specifically to move the company into the m-Commerce transaction business.  In June 2011, MDT’s first targeted transaction platform, eTeeoff.com, was created.

Overview

Marine Drive Mobile Corp. develops transactional m-Commerce applications and services, which connect merchants with consumers through proprietary software and business processes. We provide merchants and consumers easy access to a stable and secure SaaS-based (software as a service) platform that helps generate value and drive revenues.  Initially, we intend to attract merchant customers by targeting niche consumers in highly sought-after lifestyle verticals through an e-coupon platform.  “Lifestyle verticals” refers to grouping consumers based upon their hobbies, interests, and other aspects of their lifestyles.  Our goal is to position the Company to become a leading provider of transactional services in the m-Commerce space.

Our goal is to provide businesses with a marketing platform that builds incremental business with their existing clients and introduces new customers to their products and services.  We do this by providing merchants convenient access to our m-Commerce applications and services.  To this end, we take only a small service fee and allow the merchant to retain most, if not all, of the revenue from all transactions that result from redeemed e-coupons.

To achieve our business objectives, we will need to establish both a dedicated customer base and a dedicated merchant base.  The development of each such group will likely be dependent on the development of the other, as potential customers will find our service more beneficial if we are able to offer them a diverse group of merchants with a wide variety of product offerings.  Similarly, merchants will be able to extract more value from our products and services if such products and services allow the merchants to access a large potential customer base.  Our ability to attract both customers and merchants will depend upon the accessibility and perceived benefits of our products and services, as well as our ability to keep up with changing market trends.  The strength of our product and service lineup will depend upon our ability to establish and maintain a strong development team, fund intellectual property development and acquisition, and adequately protect such intellectual property once it is developed.  To address these risks we are seeking to expand our intellectual property portfolio through acquisitions, such as the ILAD Transaction, as well as in-house development.  In addition, we plan to seek debt or equity financing, or institutional borrowing, to provide us with adequate capital to fund our development and marketing efforts.

In addition, we face certain events, trends and uncertainties which could adversely impact our business.  The strength of the United States economy remains uncertain and if economic growth in the United States and other countries slows, the demand for our merchant’s products and services could decline.  This is especially likely in the lifestyle vertical markets which we intend to target which are generally characterized by discretionary spending.  In addition, changes in consumer purchasing habits, a general decrease in m-Commerce, changes in tax or regulatory issues relating to the treatment of e-coupons, or a change in consumer or merchant opinions towards e-coupons could all adversely impact our ability to generate revenue.  Given our size and current scope of operations, the occurrence of any of such events are largely beyond our control and impossible to predict.

Operations

To date Marine Drive Mobile Corp. has not generated any revenue.  Until such time as we are generating sufficient revenue under our business plan, we plan to fund our operations for at least the next twelve months primarily from the proceeds of private sales of equity and debt financings or institutional borrowings. There is no guarantee we will be successful in raising capital or obtaining loans, or upon terms that are favorable or satisfactory to us, and any failure could have a material adverse effect on our business objectives and operations.  We anticipate that we will need approximately $1,000,000 to fund our operational and research and development needs over the next twelve months.

Since the acquisition of MDT, we have had significant on-going operations, developed proprietary software to use in our products, developed and launched a product, eTeeoff.com, created a marketing plan and sales team, hired contract employees and management and have been actively seeking potential acquisition or development targets, including most recently, MDT and ILAD, and negotiating and closing transactions with such targets.

Our current and future operations are and will be focused on continuing to carry out our business plan through the marketing and continued development of our first product, eTeeoff.com, and our future products, continued software development efforts, the integration of the intellectual property we have acquired through the MDT and ILAD transactions, and the continued evaluation of potential strategic acquisitions and/or partnerships.

Products

eTeeoff.com

We have developed our first vertical market property to target the lifestyle vertical that exists within the golf industry (in particular golf courses and golf product distributors).  Launched as eTeeoff.com, this e-couponing website has been designed to offer exclusive offers and promotions to golf consumers.  eTeeoff has been working with golf courses and suppliers in the Pacific Northwest and launched the first of its golf coupon promotions in August 2011.

The Golf Market

The Company’s first market-ready lifestyle vertical property, eTeeoff.com, has been designed for the golf industry.  eTeeoff is an e-couponing solution that serves companies and businesses within the golf industry, as well as those that want to market directly to the consumers who fall within the golfing lifestyle demographic.  We believe that eTeeoff creates unique mobile offers and promotions that drive sales and keep marketing costs low. It gives clients freedom and flexibility to manage, design, and promote their own golf products and services in ways that were previously only available through online group buying services, such as Groupon, Inc.

Golf Industry Growth

Over the last 50 years, golf has risen from a niche pursuit to one enjoyed by a broad cross-section of society.  Golf as a business has grown accordingly.  In 2005 total golf revenues were more than $50 billion worldwide.  Despite wide variances by locale, the recent proliferation of new golf courses has generally outpaced the growth of new golfers, resulting in fewer golfers per course. Over the next decade, the combination of natural population growth and favorable demographic changes suggests that the number of golfers and rounds played will continue to grow.  This will result in a widespread need for the golf industry to manage and market its products and services more efficiently.

Meeting the Market’s Needs

Nearly 500 million rounds of golf are played every year in the United States.  Additionally a huge latent demand exists in the form of 41 million Americans who want to either begin playing or play more often.

Tapping into these 41 million people will require that they have more effective means to connect to their golf courses, targeted products, and dynamic pricing (e.g. by time of day).  In order to increase the number of rounds of golf played each year, industry stakeholders, especially golf facilities, will need to undertake aggressive individual efforts to address barriers to more play and grow the ranks of committed golfers.

Expansion into Other Lifestyle Markets

We plan to use MDT’s initial experience with eTeeoff.com to build a strong structure to develop and launch additional m-Commerce marketing platforms aimed at other lifestyle verticals.  These new verticals will be identified and pursued based on the strength and connection to a strong and cohesive customer profile.  These identified lifestyle verticals would appeal to a wide range of merchants and retailers that wish to deepen their relationships with consumers of the lifestyle, and have a strong need to attract new customers while improving sales to existing customers.  We are currently researching several possible verticals in which to launch our next e-couponing platform and transaction engine.

MDT has launched the eTeeoff platform in the Washington State and Oregon markets.  Subsequent to the Exchange Transaction we are continuing to operate this platform in such markets.  We also intend to rollout our products and services across the U.S. in specific markets during the winter season and will then target heavily key markets in the spring/summer/fall season based on number of golfers, number of golf courses, and number of supporting businesses in the golf vertical in each state, based on seasonal opportunity.  The Company’s initial focus is on the U.S. market.  Once the Company has had an opportunity to establish a consistent business presence in North America, it will consider expanding to Europe and Asia.

Strategy

We are principally an m-Commerce transaction-supported business.  We plan to derive most of our revenue from fees levied on transactions conducted through any one of our m-Commerce platforms.  Initially, revenues will be generated from the purchase of a “deal coupon” which guarantees to the consumer a special discount on goods and services from a specific merchant.  Deals can be purchased through our mobile applications, as well as through our web-based e-Commerce sites.   E-commerce, or electronic commerce, is also known as eCommerce or e-comm.  It refers to the buying and selling of products or services over electronic systems such as the Internet.

We believe we have the potential to acquire a significant merchant base (i.e. customers) through the introduction of a proprietary transactional platform.  MDT developed a market driven research database which will allow us to identify and target the most desirable merchants and users within our lifestyle verticals.  While many of the consumers within each vertical may be loyal to that specific lifestyle, we anticipate there being an overlap of consumers interested in more than one vertical.  We intend to develop our own system, acquire an existing platform, or partner with a known m-Commerce service as the business develops.

The ILAD Transaction provides us with access to the core technology platform to drive our business model, merchant offers and consumer transactions.  Critical to our business model is the ability through the ILAD platform to provide detailed analytics and reporting, both internally and to our merchant customers, which allows all stakeholders to retarget marketing and promotional campaigns to increase revenue and gross profit.

Pricing

Our strategy will be to derive revenue primarily from a small fee levied on all transactions conducted on any one of our m-Commerce platforms.  This transaction fee is based on a sliding scale and varies depending on the full cost of the merchant’s offer, the discounted price of the offer, and the relationship of both of these to the percentage discount being offered.

We have established an optimal minimum price of $5 per coupon transaction to cover servicing costs such as: deal assemblage, advertising and promotional costs, platform support, and other related expenses.

The intent of this pricing model is to offer excellent deals to customers with as little cost as possible passed onto the merchants, allowing merchants to offer bigger and better deals as often as they wish without sacrificing profits.

Marketing

We develop web and mobile-based e-coupon websites catering to targeted lifestyle demographics. These sites are designed to attract merchants to use our transaction engine.  Our management team is particularly experienced in developing joint promotions and partnerships with the dual purpose of expanding both our merchant base and the number of consumers who purchase merchant offers.

Our primary goal is to match merchants and consumers through our transactional m-Commerce applications and software.  The Company intends to develop targeted geographic and vertical-specific promotions that appeal to global, national and regional audiences.  These promotions will be rolled out strategically to coincide with the growth of each of the Company’s lifestyle vertical properties.

To further grow merchants’ market potential, we intend to allow merchants to easily enter the m-Commerce space by offering easy-to-use coupon apps, or application software, designed specifically for smartphones.  To that end, we intend to develop mobile apps for the Apple iPhone, as well as for the Android, RIM and other mobile phone operating systems.

All of our lifestyle vertical properties are being built to allow consumers to interact and engage with social media channels such as Facebook and Twitter.  Merchants accessing our m-Commerce software and platform will have access to these marketing tools.  Merchants will be able to expand the reach of their offers by taking advantage of social media tools that improve their customer’s ability to share merchant offers and promotions through their social network, with the potential for distribution to go viral.  As used in this document, the term “go viral” refers to using pre-existing social networks to produce dramatic increases in brand awareness or to achieve other marketing objectives (such as product sales) through the spread of the business message across such social networks via a self-replicating viral processes, analogous to the spread of biological viruses or computer viruses.

Technology

We are in the process of developing proprietary transactional m-Commerce applications that allow merchants to participate in the burgeoning e-couponing and daily deal promotional market.  Designed as a SaaS-based platform, it will allow merchants to easily launch and integrate a daily deal/coupon system into their electronic marketing program.

Smartphones are increasingly being used as a transactional tool and mobile wallet. We intend for our products and services to be at the forefront of this growth. Through the acquisition of ILAD, and utilizing our existing in-house expertise, we intend to release new versions of our technology platform over the next 12 months to incorporate many of the following tools and applications:

•	m-Commerce transactional engine;

•	m-Commerce platform to enable merchants to create electronic coupons, promotions and daily deals;

•	Mobile applications to integrate e-coupon applications to the mobile platform;

•	Social media tools and applications; and

•	Detailed reporting and analytics.

Industry

Online Commerce

According to eMarketer, in 2011, approximately 179 million consumers ages 14 and older in the United States will research products online and 83% of them will make an online purchase.  With the rise of online commerce, the user experience has improved with easy-to-use interfaces, broad selection, enhanced search, rich media and streamlined payment options.  Additionally, improved capabilities of inventory management systems, logistics infrastructure and ground and air transportation have provided fast and affordable delivery of consumer products.

Mobile Commerce

Within the online commerce industry, m-Commerce activity is growing quickly and is predicted to reach $119 billion by 2015.  The primary medium for m-Commerce is the smartphone, a device that had garnered 312 million subscribers worldwide by the end of 2010. That number is expected to top 500 million by the end of 2011.

Smartphone owners are increasingly using their phones to shop, browse and research for products. Over a quarter of users now use their smartphone to find product information on a regular basis. Of even greater significance is the fact that half of all smartphone owners have completed a purchase on their phones, while 11% now use it to make a purchase on a weekly basis.  The smartphone easily carries coupons, handles a variety of rewards cards and tools and can be used to pay during the check-out process.

In addition to the use of m-Commerce as a retail point of sale, companies have found diverse ways to broaden the use of m-Commerce. Many businesses have developed mobile applications that not only allow customers to purchase products with their mobile device but also spark interest that can generate foot traffic to traditional brick and mortar stores. Other companies use mobile applications not simply to attract customers, but to enhance existing customers’ overall experience or to present unique advertising campaigns.

Top m-Commerce retailers globally include: Taobao, Amazon and eBay. On eBay alone, consumers bought and sold over $2 billion worth of merchandise via mobile in 2010. It is estimated that the US m-Commerce market will be approximately $31 billion by 2016.

Local Marketing Websites

The recent success of Groupon and similar websites focused on local shopping are presenting merchants with an alternative to traditional methods of reaching consumers in their area. Merchants are finding that these web based advertising methods can be much more effective and economical than traditional advertising such as the yellow pages, direct mail, newspaper, radio, television and online advertisements. Web-based promotions can increase traffic at a merchant’s business and lead customers to make additional purchases beyond the terms of their e-coupon discount. Moreover, once introduced to the business through an e-coupon promotion, satisfied customers may continue to frequent the business without a discount when they would not otherwise have done so.

However, as these marketing and revenue models have matured over the past two years it is clear that, while providing significant discounts for the consumer on products and services, and certainly increasing traffic for merchants, the model may not be sustainable. Through suppliers such as Groupon, merchants receive only a percentage of the discounted cost of the deal and a constant cycle of seeking the lowest price at the expense of quality and satisfaction. A 2010 study of select Groupon merchants reported on the New York Times website indicated that only 66 percent of surveyed businesses found the service profitable and 40 percent of the businesses said that they did not plan to work with Groupon for future promotions. Moreover, instead of continuing to patronize businesses that previously offered an e-coupon promotion, deal-oriented customers may simply move on to the next deal offered by a competitor. We are aware of the challenges that this business model presents and are developing approaches and practices which attempt to mitigate these issues.
Competition

Competitors in the online couponing space include Groupon, Living Social and, more recently, Google Offers.  These services have increased rapidly of late partly due to the economic downturn; consumers are more interested in searching out the best deals on products.  Groupon now has over 50 million subscribers in 35 countries, and the company claims it has saved consumers over a billion dollars and generated hundreds of millions of dollars for businesses.

Most e-couponing services sell a “Deal of the Day”, offering significant savings for local restaurants, service providers, activities and memberships, and generate revenue by taking a commission from the merchant.  Often this commission is large and merchants break even at best.  For example, Groupon’s revenue is the purchase price paid by the customer for the Groupon.  Their gross profit is the amount Groupon retains after paying an agreed-upon percentage of the purchase price to the featured merchant.

Sites like Groupon require a certain number of buy-ins before the deal becomes active. This creates the incentive to share the deal with friends and family, until “the deal is on.” By combining the viral nature of the social web with hard-to-replicate deals, Groupon has created a network-effects business for commerce that makes its model highly attractive. Living Social does not require a minimum number of buy-ins, but strongly encourages customers to share the deal and is extremely active on Facebook and Twitter, engaging customers in an ongoing conversation.

All competitors generally follow the same methods of deal delivery – a daily email, a website, and a mobile site.  Email subscribers are offered discounts for goods and services that are targeted to their location and personal preferences.  A typical deal might offer a $20 coupon that can be redeemed for $40 in value at a restaurant, spa, yoga studio, car wash or other local merchant.

Regulation

Our business will be subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business.  These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services.  It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce.

In addition, it is possible that governments of one or more countries may seek to censor content available on our websites or may even attempt to completely block access to our websites. Accordingly, adverse legal or regulatory developments could substantially harm our business.

Our e-coupons may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act and state laws governing gift cards, stored value cards and coupons. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees.

In addition, certain states and foreign jurisdictions have requirements for disclosure and product terms and conditions, including expiration dates and permissible fees, that might apply to us.  Some states and foreign jurisdictions also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection.  In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux.  It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices.  If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business.  Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act.  Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Employees

Currently, we have five contracted management employees who we have hired to form our management team.  We have also hired an employee to assist in our sales efforts.  This individual works with members of our management team to contact merchants in the golf industry regarding potential participation in our eTeeoff platform.  Other work, including work relating to our sales efforts, is subcontracted to consultants on an as-needed basis.  We intend to grow our employee base based on the demands and requirements of the business.

ITEM 1A— RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 8-K before making an investment decision with regard to our securities.  The statements contained in or incorporated into this Form 8-K that are not statements of historic or present facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product.  We are a development stage company that has yet to generate any revenue. It is our business plan to design and develop Internet and m-Commerce products and services for consumer-facing businesses.  Currently, we have deployed only one e-commerce platform for a specific market (the golf industry) in a particular geographical area.  Accordingly, there is no guarantee that we will be able to expand our number of offerings or that our products and services will be able to generate any significant revenues.  As a development stage company, we face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can:

•	develop our offering of products and services in a manner that enables us to be profitable and meet our merchants’ requirements;

•	develop and maintain relationships with key merchants that will be necessary to optimize the market value of our products and services;

•	raise sufficient capital in the public and/or private markets; or

•	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We have no revenues and have incurred and expect to continue to incur substantial losses.

Since inception through September 30, 2011, we have not generated any revenues and we have generated significant operating losses since our formation and given our recent shift in business focus we expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the year ended September 30, 2011, our net loss was $222,649 and as of September 30, 2011 our accumulated deficit, excluding non-cash charges, was approximately $346,569.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs, and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.  We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities, and we will require significant additional capital in order to implement our business plan and continue our operations.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended September 30, 2011.

We are in the early stages of development of our products and services, and if we are unable to successfully develop our products and services, we will not be able to implement our business strategy.

We are a development stage company and are in the early stages of developing our products and services.  We have so far deployed only one platform and have not yet successfully completed the development of any other products or services.  We may be unable to complete the development of our products or services or, if developed, update our products and services to address changing industry conditions and our competition.  Furthermore, no assurance can be given that our products or services, even if successfully developed, will generate sufficient revenues to enable us to be profitable.  If we do not successfully develop our products and services, our ability to implement our business strategy and our results of operations and financial condition will be materially adversely affected.

We have a rapidly evolving business model and our new product and service offerings in the niche “lifestyle vertical” markets we target could fail to attract or retain merchants and/or consumers or generate revenue.

We have a rapidly evolving business model which targets consumers with specific lifestyle characteristics (e.g. health conscious, physically active people) through the development of offers and promotions in niche vertical markets (e.g. golf, skiing, etc.).  Currently, the golf industry is the only specific “lifestyle vertical” market that we have targeted.  We are exploring entry into new lifestyle vertical markets and plan to introduce new products and features in areas with which we have little experience.  However, unlike many of our competitors, because we are targeting specific lifestyle markets, in many cases merchants or end consumers who have used our platform with respect to one product offering (such as our golf product) may not be transferrable to our new product offering targeting a different lifestyle.  With respect to each new market we may have to largely rebuild our merchant and end consumer base which could require substantial amounts of capital and make us unable to effectively compete with other e-coupon sites which target broader audiences.  In addition, our subscribers may not respond favorably to our new products and services.  If products or services we introduce, such as new e-commerce websites and mobile applications or the introduction of social networking elements to our websites and applications, fail to engage subscribers or merchants, we may fail to acquire or retain merchants and/or consumers or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected.  Our ability to retain or increase our merchant and consumer base and revenue will depend heavily on our ability to create new products and services in new lifestyle vertical markets.  In addition, the relative profitability, if any, of our new activities may be lower than that of our previous activities, and we may not generate sufficient revenue from new activities to recoup our investments in them.  If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

Our business may be subject to seasonal sales fluctuations which could result in volatility or have an adverse effect on the value of our common stock.

Our business, like that of our merchants, may be subject to some degree of sales seasonality.  This is particularly so due to our focus on lifestyle vertical markets. For example, our first e-commerce application focuses on the golf industry, which is likely subject to a disparity of sales between the winter and summer months.  Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the value of our common stock.

If we are unable to attract consumers to our merchants’ offers on our web and mobile commerce platforms we may not be able to generate revenue and our business will be harmed.

We do not currently have an organization for the sales, marketing and distribution of our services.  Our strategy is to develop web and mobile-based e-coupon applications catering to targeted lifestyle demographics.  These sites are designed to attract merchants to use the Company’s transaction engine.  We need to develop and maintain strategic relationships with these entities in order for them to successfully utilize our platforms.  We expect to face severe competition in this effort to establish strategic relationships from other companies vying for similar relationships with merchants.  Some of these competitors may have a competitive advantage over us in obtaining agreements with merchants due to their size, consumer base, reputation, relative financial stability or longer operating history.  If we are unable to establish such relationships on terms that are favorable to us, or at all, we may not be able to penetrate the market on a scale required to become viable or profitable.

If we fail to offer a compelling value or service to merchants, our revenue and business will be harmed.

We depend on our ability to attract and retain merchants that are prepared to offer products or services in our target lifestyle vertical markets on compelling terms through our websites and applications.  We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us.  We must continue to attract and retain merchants in order to increase revenue and achieve profitability.  If new merchants do not find our marketing and promotional services effective, or if existing merchants do not believe that utilizing our products provides them with a long-term increase in customers, revenues or profits, they may stop making offers through our websites and applications.  In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies.  If we are unable to attract new merchants in numbers sufficient to grow our business, or if too many merchants are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, we may sell fewer e-coupons, and our operating results will be adversely affected.

If our efforts to market, advertise and promote products and services from our existing merchants are not successful, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenues or profits, we may not be able to retain or attract merchants in sufficient numbers to grow our business or we may be required to incur significantly higher marketing expenses or accept lower margins in order to attract new merchants.  A significant increase in merchant attrition or decrease in merchant growth would have an adverse effect on our business, financial condition and results of operation.

If we are unable to maintain favorable terms with our merchants, our gross profit may be adversely affected.

The success of our business depends in part on our ability to retain and increase the number of merchants who use our service.  Our current pricing model involves levying a fee based on a sliding scale for each transaction concluded through our platforms.  If merchants decide this fee is so onerous that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may demand that we reduce the fee levied for each e-coupon sold.  This would adversely affect our gross profit.

When compared to the pricing model of larger competitors such as Groupon, our margins are expected to be considerably lower because our pricing model charges a fee for each transaction, which generally allows merchants to keep most of the proceeds of the sale.  In contrast, Groupon’s model generally results in lower margins for the merchant.  The lower margins we expect to receive from this pricing model could adversely affect our revenue and gross profit.

If our merchants do not meet the needs and expectations of consumers, our business could suffer.

Our business will depend upon developing a reputation for providing high-quality offers, and our brand and reputation may be harmed by actions taken by merchants that are outside our control.  Any shortcomings of one or more of our merchants, particularly withr espect to an issue affecting the quality of the offer or the products or services sold, may be attributed by our subscribers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and consumer sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract and/or retain new consumers and merchants, and diminish the value of our brand.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date we have not generated any revenue.  In the past, MDT was funded by its founder, Colin MacDonald through loans by Mr. MacDonald. We expect to require substantial additional capital in the near future to develop and market new products and services.  Until such time as we are generating sufficient revenue to carry out our business plan, we plan to fund our operations through the proceeds of private sales of equity and debt financings or institutional borrowings.  Even if we obtain financing for our near term operations and product development, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, or on terms satisfactory to us, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

There are many companies who will compete with our planned products and services, including other Internet and technology-based businesses such as Groupon and LivingSocial, as well as Facebook, Google and Microsoft, each of which has launched initiatives which are competitive to our business.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies that do not now directly compete with us, may choose to enter our markets and compete with us in the future. We also have seen that some competitors will accept low margins, or negative margins, to attract attention and acquire new subscribers.  If these competitors engage in group buying initiatives which provide merchants a more profitable vehicle than our platform, we may be forced to levy an even smaller fee than we currently charge, which may reduce our gross profit.

Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry.

The market for our products and services is characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.  Products using new technologies or emerging industry standards could make our products and services less attractive.  Furthermore, our competitors may have access to technology and strategic relationships not available to us, which may enable them to produce products and services of greater interest to consumers and merchants or at a more competitive cost.  In addition, our competitors may have greater financial resources, greater experience in critical areas such as development, marketing and sales.  Failure to respond in a timely and cost-effective way to technological developments in our markets may result in serious harm to our business and operating results. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances available to our customers, evolving industry standards and changing preferences.

If our services developed for mobile devices do not gain widespread adoption by the devices’ users, we will not generate sales or substantial revenue and our financial condition will be adversely affected.

The commercial success of our future products and services will be dependent on their acceptance by potential customers.  Many of our products and services will be m-Commerce applications developed for smartphones or other mobile devices and may not be compelling to users due to a number of reasons, including, among others, competitors’ services, service failures, or our inability to adequately market our services.  Moreover, purchasing goods and services through a mobile device is not yet as widespread or accepted as traditional e-commerce, and it is possible that consumers may never fully embrace m-Commerce to the extent necessary for our business to succeed.  If we are unable to attract mobile device users to our services, we may be unsuccessful in attracting both merchants and consumers to our services and could experience a material adverse impact on our financial condition and operating results.

Our business will be dependent upon consumers’ willingness to use the Internet for commerce.

Our success depends upon the general public’s continued willingness to use the Internet as a means to purchase goods, communicate, and conduct and research commercial transactions.  If consumers became unwilling or less willing to use the Internet for communications or commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet outages or delays, disruptions or other damage to users’ computers, increases in the cost of accessing the Internet and security and privacy risks or the perception of such risks our businesses would suffer, such decreased use of the Internet for communications and commerce would have an adverse impact on our businesses.

Our business will rely heavily on email and other messaging services, and any restrictions on the sending of emails or messages or a decrease in consumer and merchant willingness to receive messages could adversely affect our revenue and business.

Our business will be highly dependent upon email and other messaging services.  Offers provided through emails and other messages sent by us, or on our behalf by our merchants, are expected to generate a substantial portion of our revenue. Because of the importance of email and other messaging services to our business, if we are unable to successfully deliver emails or messages to consumers, or if consumers decline to open our emails or messages, our revenue and profitability would be adversely affected.  Actions by third parties to block, impose restrictions on, or charge for the delivery of, emails or other messages could also materially and adversely impact our business.  From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties.  Third party social networking sites may develop products and services which directly compete with our offerings, which may encourage them to limit our ability to conduct messaging through their sites or charge us for such services.  In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages.  Any disruption or restriction on the distribution of emails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability.

Our  services may experience quality problems from time to time that can result in decreased sales and operating margin.

We expect to provide a highly complex mobile and e-commerce service that may contain defects in design and manufacture that may not enable our service to operate on all devices for which they are intended.  There can be no assurance we will be able to detect and fix all defects in the products or services we provide. Failure to do so could result in lost revenue, harm to our reputation, and other expenses, and could have a material adverse impact on our financial condition and operating results.

Major network failures could have an adverse effect on our business.

Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber attacks or other breaches of network or information technology security that affect third-party networks, transport facilities, communications switches, routers, microwave links, cell sites or other third-party equipment on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or our ability to provide service to merchants and consumers.  These events could disrupt our operations, require significant resources to resolve, result in a loss of merchants or consumers or impair our ability to attract new merchants or consumers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or Internet Protocol-enabled applications, wireless networks and devices are exposed to a greater degree to third-party data or applications over which we have less direct control.  As a result, the network infrastructure and information systems on which we rely, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access our service.  Such lapses could have a material adverse effect on our business and our results of operations.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our websites and applications, and any significant disruption in service on our websites or applications could result in a loss of subscribers or merchants.

Consumers will access our offers through our websites and applications.  Our reputation and ability to acquire, retain and serve consumers are dependent upon the reliable performance of our websites and applications and the underlying network infrastructure. As our subscriber base and the amount of information shared on our websites and applications grows, we will need an increasing amount of network capacity and computing power. The operation of these systems is expensive and complex and could result in operational failures. In the event that our customer base or the amount of traffic on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and applications, and prevent our subscribers from accessing our services.  A substantial portion of our network infrastructure will be hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business.  Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential consumers and merchants, which could harm our operating results and financial condition.

Our business depends on the development and maintenance of Internet and wireless infrastructure.

The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the Internet.

Strong wireless infrastructure is also necessary for the success of our business.  Our company plans to derive a significant portion of its revenue from m-Commerce transactions.  Wireless network infrastructure may become increasingly burdened with a high volume of users, which could adversely affect the performance of such networks.  If mobile networks are not able to handle high user traffic, consumers will not be able to use our m-Commerce applications, and our business could be adversely affected.

Concerns about health risks associated with wireless equipment may reduce the demand for our services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices.  The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in mobile communication devise users, thereby reducing potential users of our services and applications.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We expect to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights.  The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights.  In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost effective in every country in which our services are made available.  There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage.  If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets with similar products and services.  In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources.  If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive.  In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.

We may also need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors.  Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Adverse changes in general economic or political conditions in any of the countries in which we do business or intend to launch our products could adversely affect our operating results.

If we grow our business to customers located in the United States as well as customers located outside of the United States, we expect to become subject to the risks arising from adverse changes in both domestic and global economic and political conditions.  For example, the direction and relative strength of the United States and international economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties.  If economic growth in the United States and other countries continue to slow, the demand for our merchant’s products and services could decline.  This is especially likely in the lifestyle vertical markets which we intend to target which are generally characterized by discretionary spending which is adversely effected by a decrease in discretionary income.  This could then result in a decrease in demand for our products and services, a reduction in sales of our products and services or in a reduction in the growth of our service revenues.  Any of these events would likely harm investors view of our business, our results of operations and financial condition.

Failure to deal effectively with fraudulent transactions and consumer disputes would increase our loss rate and harm our business.

It is possible that consumers or other third parties will seek to create counterfeit e-coupons in order to fraudulently purchase discounted goods and services from our merchants.  Despite our efforts to the contrary, it is possible that technically knowledgeable criminals will attempt to circumvent any anti-fraud measures we deploy using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse consumers and/or merchants for any funds stolen or revenue lost as a result of such breaches. Our merchants could also request reimbursement, or stop using our products and services, if they are affected by buyer fraud or other types of fraud.

We may incur significant losses from fraud and counterfeit e-coupons. We may incur losses from claims that the consumer did not authorize the purchase, from merchant fraud, from erroneous transmissions and from consumers who have closed bank accounts or have insufficient funds in them to satisfy payments.  In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment.  If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our business to suffer. While we plan to take measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings.  If these measures do not succeed, our business will suffer.

We are subject to payments-related risks

We plan to accept payments using a variety of methods, including credit cards, debit cards and payment methods initiated by mobile devices.  As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we have to pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability.  We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us.  We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply.  If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business and operating results could be adversely affected.  We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers.  If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business.

We may be subject to additional unexpected regulation which could increase our costs or otherwise harm our business.

The application of certain laws and regulations to our business, as a new product category, is uncertain.  These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. In addition, from time to time, we may be notified of additional laws and regulations which governmental organizations or others may claim should be applicable to our business.  If we are required to alter our business practices as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our profitability.

If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed e-coupons, our net income could be materially and adversely affected.

In certain states and foreign jurisdictions, an e-coupon may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations.  We do not plan to remit any amounts relating to unredeemed e-coupons based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to e-coupons is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with consumers and merchants and our role as it relates to the issuance and delivery of an e-coupon.  In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to e-coupons, or if the estimates that we use in projecting the likelihood of e-coupons being redeemed prove to be inaccurate, our liabilities with respect to unredeemed e-coupons may be materially higher than the amounts shown in our financial statements.  If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce.  Existing and future regulations and laws could impede the growth of the Internet or other online services.  These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services.  It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Adverse legal or regulatory developments could substantially harm our business, and we may not be able to maintain or grow our revenue as anticipated.

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce.  New or revised international, federal, state or local tax regulations may subject us or our subscribers to additional sales, income and other taxes.  We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes.  Any of these events could have an adverse effect on our business and results of operations.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data.  The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations.  In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters.  In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business.  Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising.  The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers.  We do not maintain key man life insurance on any of our executive officers and directors.  If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

If we are unable to attract, train and retain technical and sales personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical and sales personnel. Recruiting and retaining capable personnel, particularly those with expertise in our chosen industries, are vital to our success. There is substantial competition for qualified technical and sales personnel, and there can be no assurance that we will be able to attract or retain our technical and sales personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Risks Related to our Common Stock and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Collectively, our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Except for our Chief Financial Officer, Monika Sagar, the individuals who now constitute our senior management team have not had responsibility for managing a publicly traded company prior to joining the Company in September 2011.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements.  Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.  Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules.  Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We have an audit committee comprised of Ajeeta Pinheiro and Monika Sagar, however we do not have an independent audit committee financial expert. While not being legally obligated to have an independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iii)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)
We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Ms. Sagar, has been our Chief Financial Officer since our inception in January 2007. She has had limited experience and education in accounting and no training with U.S. GAAP.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is not listed on any stock exchange and there is no established market for shares of our common stock.  Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange.  Although our common stock is quoted on the OTCBB marketplace, there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCBB.  Even if the shares of our common stock may in the future trade on the OTCBB, the liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange.  No assurances can be given that an active public trading market for our common stock will develop or be sustained.  If trading of our securities commences on the OTCBB, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in bulletin board stocks and certain major brokerage firms restrict their brokers from recommending bulletin board stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which shareholders may be able to sell our common stock.

Even if our common stock will in the future trade on the OTCBB, the price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities.  Such risks could have an adverse affect on the stock’s future liquidity.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

While our common stock is not currently traded, if and when there is an active trading market, the market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the consummation of the Exchange Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that this Current Report on Form 8-K has been filed with the Commission reflecting the Company’s status as a non-”shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of this Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 1B— UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2— PROPERTIES

Our head office is located at 1278 Indiana #301, San Francisco, California 94107.  We are leasing this property on a month-to-month basis at the rate of $400 per month.  Our main telephone number is (415) 839-1055.

ITEM 3— LEGAL PROCEEDINGS

 None.

ITEM 4— RESERVED

 Not applicable.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol MDMC.

There has not been an active trading market for our common stock during the two most recent fiscal years.  Our common stock began trading on September 16, 2011.  The following is the range of high and low bid prices for our common stock for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended September 30, 2011	High		Low
First Quarter (December 31, 2010)	$	N/A	$	N/A
Second Quarter (March 31, 2011)	$	N/A	$	N/A
Third Quarter (June 30, 2011)	$	N/A	$	N/A
Fourth Quarter (September 30, 2011)		$.01		$.45

Stockholders

As of January 5, 2012, there were 38,220,000 shares of common stock issued and outstanding held by 35 stockholders of record (not including street name holders).

Dividends

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6— SELECTED FINANCIAL DATA

Not applicable.

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Marine Drive Mobile Corp. is building a technology platform that efficiently matches merchants and consumers with the right products and services at the right time through electronic coupons.  We plan to initially generate revenue primarily through transaction fees associated with a series of lifestyle-specific e-couponing websites that will bring merchants and customers together, and assist merchants with their marketing efforts.

Our first market-ready property is the eTeeoff mobile and online e-couponing platform, designed specifically to provide the golf industry (in particular golf courses and golf product distributors) with a low-cost m- and e-Commerce alternatives to daily deal providers such as Groupon.

We intend to use MDT’s experience with eTeeoff.com to build a strong structure to develop and launch additional m-Commerce emarketing platforms aimed at other lifestyle verticals.  These new verticals will be identified and pursued based on the strength and connection to a strong and cohesive customer profile.  Our goal is to expand its offerings by integrating additional features into these lifestyle specific platforms, including an m-Commerce transactional engine, an m-Commerce platform to enable merchants to create their own electronic coupons, promotions and daily deals, mobile applications to integrate e-coupon applications to the mobile platform, social media tools and applications, and access to an integrated affiliate network.

The eTeeoff platform has been launched in the Washington State and Oregon markets.  We are now rolling out eTeeoff across the U.S. in additional states during the winter season and will then target key golf markets in 2012.  Our initial focus is on the U.S. market.  Once we have had an opportunity to establish a consistent business presence in North America, we will consider expanding to Europe and Asia.

Our current and future operations are focused on continuing to carry out our business plan through the marketing and continued development of our first product, eTeeoff.com, and our future products, continued software development efforts, the integration of the intellectual property we have acquired through the MDT and ILAD transactions, and the continued evaluation of potential strategic acquisitions and/or partnerships.

Results of Operations

Our operations to-date have primarily consisted of securing intellectual property rights, product development and formation of a management team.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

Financial Condition as of September 30, 2011

We reported total current assets of $17,392 at September 30, 2011 being cash in the bank.  Total current liabilities reported of $277,286 consisted of accounts payable of $68,417, advances from a related party of $27,523, and advances from a third party of $181,346.  We had a working capital deficit of $259,894 at September 30, 2011.

Stockholders’ Deficiency increased from $42,245 at September 30, 2010 to $259,894 at September 30, 2011.  This increase is due primarily to the addition of management staff, legal and accounting expenses.

Cash and Cash Equivalents

As of September 30, 2011, we had cash of $17,392. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $600,000 to fund our operational and research and development needs over the next twelve months.

Results of Operations for the Fiscal Year Ended September 30, 2011

For the fiscal year ended September 30, 2011, we incurred a net loss of $209,000 from continuing operations.

General and administration expenses for the fiscal year end September 30, 2011, amounted to $147,016 with  legal and accounting expenses of $102,953.

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations of$13,649.

MDM issued 5,000,000 shares of its common stock (at $.001 per shares) and acquired net liabilities with a fair value of $44,699, resulting in Goodwill of $49,669. The Company assessed the Goodwill for impairment on September 30, 2011, and determined that it was impaired. Accordingly, the Company recorded a related impairment loss in its statement of operations of $49,669.

Results of Operations for the Fiscal Year Ended September 30, 2010

For the fiscal year ended September 30, 2010, we incurred a net loss of $26,818, which was all related to discontinued operations.

Liquidity and Capital Resources

As at September 30, 2011 we have $17,392 in total assets (cash) and $277,286 in current and total liabilities, compared to $1,010 in assets (cash) and $43,255 in total and current liabilities as at September 30, 2010.  Our net working capital deficiency as at September 30, 2011 was $259,894, cpmpared to a working capital deficiency as at September 30, 2010 of $42,245.

For the year ended September 30, 2011, we used net cash in operating activities of $125,481, compared to $9,152 net cash used in operating activities in the year ended September 30, 2010.

During the year ended September 30, 2011, we funded our operations from the proceeds of advances from a third party in advance of a financing agreement.  We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

Our current cash requirements are significant due to the planned development and expansion of our business.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations.  In order to execute on our business strategy, we will require additional working capital, commensurate with our operational needs.  Such working capital will most likely be obtained through equity or debt financings until such time as our operations are producing revenue in excess of operating expenses.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Capital Requirements

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Our existing capital resources will not be sufficient to meet our current obligations and operating requirements or our aggressive growth and acquisition plans.  Therefore, we will need to raise additional capital in the next 12 months.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.  Over the next twelve months, management estimates that we will require approximately $600,000 to fund our operational and research and development needs.

We have no assurance that financing will be available to us, or if available, on terms acceptable to us.  If financing is not available to us, or on satisfactory terms, we may be unable to continue, develop or expand our operations.  Additional equity financing could also result in additional dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

As of September 30, 2011, the end of our latest fiscal year, we did not have any long-term debt or purchase obligations.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of Marine Drive Mobile Corp and Marine Drive Technologies, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net assets acquired. In accordance with ASC 350, we review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

ITEM 7A— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9— CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2011 as a result of material weaknesses in internal controls over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

•	As of September 30, 2011, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.

•
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

•
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•
We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Ms. Sagar, has been our Chief Financial Officer since our inception in January 2007. She has had limited experience and education in accounting and no training with U.S. GAAP.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls Over Financial Reporting

On September 30, 2011, the Board of Directors of the Company adopted a Code of Ethics for the Company, establishing a wide range of ethical standards for all directors, officers and employees.  Except for the adoption of the Code of Ethics, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Colin MacDonald	49	President, Chief Executive Officer
Andrew Strauss	46	Chief Technical Officer
Barry Forward	52	Executive Vice President, Communications
Monika Sagar	38	Chief Financial Officer, Secretary
Ajeeta Pinheiro	37	Director
Fidel B. Pernites	52	Director

The information below with respect to our sole director includes such director’s experience, qualifications, attributes, and skills that led us to the conclusion that he should serve as a director.

Colin MacDonald – President, Chief Executive Officer

Colin MacDonald became our President in September, 2011.  Mr. MacDonald is a Consulting Entrepreneur, having worked throughout North America at board and executive levels for Accenture, Best Buy, ICBC, Oracle, Vancity and Kal Tire.  Mr. MacDonald has over 15 years experience leading organizations through various change initiatives.  He is familiar with mission critical financial systems and high volume transaction processing having been a ‘hands on’ Senior Consultant to the City of Surrey, Central 1, Sears, Shoppers Drug Mart, Yahoo, Rogers and Future Shop.  Mr. MacDonald served as President of Marine Drive Technologies Inc. from June 2009 to September 2011. Prior to joining MDT, from 2002 to June 2009 Mr. MacDonald served as a consultant with Sierra Systems, TEKsystems, Annex Consulting Group, TP Systems, Teema Consulting Group and Accenture. Mr. MacDonald is a Certified Scrum Master with a certificate in Computer Music from Carleton University. In 1989 Mr. MacDonald received his MBA from the University of Western Ontario where he won the A.C.E. Award as Canada's Youth Entrepreneur of the Year.

Andrew Strauss – Chief Technical Officer

Andrew Strauss became our Chief Technical Officer in September, 2011.  Mr. Strauss is the co-founder of the couponing platform I Like A Deal, LLC which he formed in April, 2009.  Mr. Strauss has experience in managing Internet technologies, leads operations, logistics and business development.  Mr. Strauss has over 14 years of experience in web development business, running an e-commerce pet supplies company prior to starting I Like a Deal.  Before founding I Like a Deal, Mr. Strauss held various senior tech positions including Lead Project Manager, Web Architect, Director of Development, and Manager of Search at Design Within Reach Inc from June, 2008 to January, 2009, and PPC and SEM Marketing Consultant of Adteractive Inc from January, 2003 to April, 2007.  He received his BA in Telecommunications from New England College and studied Computer Information Systems at the University of California, Berkeley.

Barry Forward – Executive Vice President, Communications

Barry Forward became our Executive Vice President, Communications in September, 2011.  Mr. Forward worked as an independent consultant with large corporations, small and medium-sized businesses, early-stage start-ups, and the non-profit sector from 2003 to September 2011, except for the period from August 2007 to March 2009, when he served as Executive Vice President of Broadburst Technologies, Inc.  Mr. Forward is a certified executive coach, receiving his training at Royal Roads University.

Ajeeta Pinheiro - Director

Ajeeta Pinheiro has been a director of the Company since inception in January 2007.  She graduated from Bombay University with a Bachelor of Science degree (1994).  For the past five years Ms. Pinheiro has been involved, at the management level, in the customer service and sales industry managing inbound call centers, located in Mumbai, India, for such U.S. based companies such as American Express and Hewlett Packard.   From December 2001 to September 2006 Ms. Pinheiro managed a customer service center for Wipro BPO taking inbound customer service and sales calls for American Express Card Services.  Since September 2006 she has served in the position of ‘Program Manager and Head of Operations’ for SGS Sutherland Global Service’s customer service centre handling inbound sales and service calls for Hewlett Packard’s home and home office products.  From the Company’s inception in January 2007 to August 2011, Ms. Pinheiro also served as the Company’s President and Chief Executive Officer.   The Company believes Ms. Pinheiro’s background, extensive experience as an officer of the Company and familiarity with the Company is of great value to the Board of Directors.

Monika Sagar - Director, Chief Financial Officer, Secretary

Monika Sagar has been a director, Chief Financial Officer and Secretary of the Company since inception in January 2007.  After obtaining a B. A., Political Science, (1996) from Punjab University Ms. Sagar worked in a variety of administrative positions.  For the past five years Ms. Sagar has held administrative and loan officer positions.  From 2001 to 2002 she served as an Assistant Loan Officer with HSBC Bank.  From 2002 to 2004 Ms. Sagar was a fulltime student obtaining her M.A. in Political Science from Punjab University in 2004.  From her graduation in May 2004 to the present, Ms. Sagar has been employed by Standard Chartered Bank as a Customer Care Executive, supervising the processing of personal loans for real and personal property.  Since 2004 Ms. Sagar is also continuing her education on a part time basis, working on an MBA degree.  From the Company’s inception in January 2007 to August 2011, Ms. Sagar also served as the Company’s Chief Financial Officer, Chief Accounting Officer and Treasurer.    The Company believes Ms. Sagar’s background, extensive experience as an officer of the Company and familiarity with the Company is of great value to the Board of Directors.

Fidel B. Pernites - Director

Fidel B. Pernites has been a director since January 18, 2008.  Mr. Pernites graduated from De La Salle University, Manila, Philippines with a B. Science, Geologist (1979) and Master of Geological Sciences (1988).  Since 1989 Mr. Pernites has been a self-employed independent consulting geologist responsible for surveying and testing mineral properties.   The Company believes Mr. Pernites experience serving as a director of public company, running his own business and familiarity with the Company is of great value to the Board of Directors.

Certain of our officers and directors devote a limited amount of their time to the affairs of the Company. As Secretary and Treasurer, Monika Sagar spends approximately 8 hours per month on corporate matters.  Ajeeta Pinheiro and Fidel Pernites spend a very limited amount of their time on the Company’s affairs, essentially such time as is necessary for them to carry out their duties as directors of the Company, including attending, preparing for and considering matters relevant to the meetings and actions of the Company’s Board of Directors.

Involvement in Certain Legal Proceedings

Other than as set forth above, no director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Term of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.  The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Committees of the Board

Our Board of Directors held no formal meetings during the 12 month period ended September 30, 2011.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing nominating or compensation committees, or committees performing similar functions.  Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have a nominating or compensation committee charter as we do not currently have such committees.  We do not have a policy for electing members to the board.  Fidel B. Pernites is an independent director as defined in the NASD listing standards. None of our other directors are independent.

We do have a standing audit committee, however, neither of the members, Ajeeta Pinheiro, chairman of the audit committee, nor Monika Sagar our Chief Financial Officer and Secretary are independent.  Below is a description of the audit committee of the Board of Directors.  The Charter of the audit committee of the Board of Directors sets forth the responsibilities of the audit committee. The primary function of the audit committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Neither Ms. Pinheiro nor Ms. Sagar can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial circumstances, does not anticipate seeking an audit committee financial expert to joint the committee in the foreseeable future.

Since inception on January 18, 2007, our Board of Directors and audit committee have conducted their business entirely by consent resolutions and have not met, as such.

It is anticipated that the Board of Directors will form separate compensation and nominating at such time as the Company’s operations have expanded.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.  Mr. Blankenbaker does not meet the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.

Code of Ethics

On September 30, 2011, our Board of Directors adopted a Code of Ethics that provides an ethical standard for all employees, officers and directors.  A copy of the Code of Ethics will be provided, without charge, to any person who so requests.  A copy of the Code of Ethics may be requested via the following address or phone number:

Marine Drive Mobile Corp.
1278 Indiana #301
San Francisco, CA 94107
(415)839-1055

ITEM 11— EXECUTIVE COMPENSATION

Board Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Executive Compensation
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total(1)
Colin MacDonald	2011	10,000	-	-	-	-	-	10,000
Barry Forward	2011	10,000	-	-	-	-	-	10,000
Andrew Strauss	2011	10,000	-	-	-	-	-	10,000
Brent Stafford	2011	10,000	-	-	-	-	5,000	15,000
		40,000	-	-	-	-	5,000	45,000
____________________________

(1)	The dollar value in this column for each named executive officer or director represents the sum of all compensation reflected in the previous columns.

Employment Agreements

We have entered into a Management Contract for Services with each of Andrew Strauss, Colin MacDonald, Barry Forward and Monika Sagar, which provide for the compensation terms set forth below.

Andrew Strauss - We are party to a Management Contract for Services with Andrew Strauss in connection with his service as an executive of the Company, commencing on the Closing Date and continuing for a term ending August 1, 2014.  Mr. Strauss is entitled to a payment of $5,000 per month, provided however that if the Company is in the financial position to do so, the employee’s monthly cash compensation will increase to $7,000.  He will also receive an option to purchase up to an additional 2,400,000 shares at an exercise price of $0.25 per share, which option will vest, subject to Mr. Strauss’ continued employment with respect to 1/8 of the shares on the one year anniversary of the grant date and 1/7 of the remaining shares subject to the option on each subsequent three month anniversary.

Colin MacDonald - We are party to a Management Contract for Services with Colin MacDonald in connection with his service as an executive of the Company, commencing the Closing Date and continuing for a term ending August 1, 2014.  Mr. MacDonald is entitled to a payment of $5,000 per month, provided however that if the Company is in the financial position to do so, the employee’s monthly cash compensation will increase to $7,000.  He will also receive an option to purchase up to 2,000,000 shares at an exercise price of $0.25 per share, which option will vest, subject to Mr. MacDonald’s continued employment with respect to 1/8 of the shares on the one year anniversary of the grant date and 1/7 of the remaining shares subject to the option on each subsequent three month anniversary.

Monika Sagar - We are party to a Management Contract for Services with Monika Sagar in connection with her service as an executive of the Company, commencing on the Closing Date and continuing for a term ending August 1, 2014.  Ms. Sagar will receive an option to purchase up to 2,000,000 shares at an exercise price of $0.25 per share, which option will vest, subject to Ms. Sagar’s continued employment with respect to 1/8 of the shares on the one year anniversary of the grant date and 1/7 of the remaining shares subject to the option on each subsequent three month anniversary.

Barry Forward - We are party to a Management Contract for Services with Barry Forward in connection with his service as an executive of the Company, commencing on the Closing Date and continuing for a term ending August 1, 2014.  Mr. Forward is entitled to a payment of $5,000 per month, provided however that if the Company is in the financial position to do so, the employee’s monthly cash compensation will increase to $7,000.  He will also receive an option to purchase up to an additional 1,600,000 shares at an exercise price of $0.25 per share, which option will vest, subject to Mr. Forward’s continued employment with respect to 1/8 of the shares on the one year anniversary of the grant date and 1/7 of the remaining shares subject to the option on each subsequent three month anniversary.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company.

We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 5, 2012 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock.  To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Executive Officers
Andrew Strauss, Chief Technical Officer 246 Stillings Ave San Francisco, CA 94131	500,000	1.30%
Barry Forward - Executive Vice President, Communications 1278 Indiana #301 San Francisco, CA 94107	0	0%
Colin MacDonald, President 1924 Comox Street, Suite 205 Vancouver, BC V6B 2R9	5,000,000	13.10%
Ajeeta Pinheiro, Director and former Chief Executive Officer 2/41 Timurty Om Housing Society Sion, Chunnabhatti, Mumbai, India, 400022	5,000,000	13.10%
Monika Sagar, Director, Chief Financial Officer and Secretary H-89 Sarojani Nagar New Delhi, India 23	3,000,000	7.80%
Fidel B. Pernites, Director 2434 M. Dela Cruz Pasay City, Philippines	0	0%
All Officers and Directors as a Group	13,500,000	35.30%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Equity Compensation Plan Information

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

There are no family relationships between any of our directors or new or former executive officers.  To our knowledge, except for Monika Sagar, who was and continues to serve as one of our directors and executive officers, our executive officers were not directors of the Company prior to the Exchange Transaction, did not hold any position with the Company prior to the Closing of the Exchange Transaction nor have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

On June 6, 2011, we entered into the Exchange Agreement.  As a result of the Exchange Transaction, the MDT Stockholders received 5,000,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of MDT.  Mr. MacDonald, our newly appointed President, was the founder and sole shareholder of MDT prior to the Closing of the Exchange Transaction.

Accordingly, he was a recipient of the shares of our common stock issued in connection with the Exchange Transaction.  In addition, the operations of MDT were historically funded by Mr. MacDonald, through loans by Mr. MacDonald.

Effective on the Closing Date, MDT has entered into the Management Contract for Services agreements with each of Andrew Strauss, Colin MacDonald, Barry Forward and Monika Sagar which provide for the payment of salary and option compensation.

On August 26, 2011, we entered into the ILAD Transaction which provided for the acquisition all of the outstanding membership interests in ILAD in exchange for the right to receive approximately 1,000,000 shares of common stock of the Company.  Andrew Strauss, our Chief Technical Officer, was the founder of ILAD and held 50% of its outstanding membership interests. As a result of the ILAD Transaction he received 500,000 shares of common stock of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliation’s of such person’s immediate family.  Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.  To ensure that potential conflicts of interest are avoided or declared and to comply with the requirements of the Sarbanes Oxley Act of 2002, on September 30, 2011, our Board of Directors adopted a Code of Ethics that provides an ethical standard for all employees, officers and directors.

Director Independence

During the year ended September 30, 2011, we had one independent director, Fidel B. Pernites.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company's consolidated gross revenues.

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Madsen & Associates CPA’s Inc. for the fiscal periods shown.

	September 30, 2011	September 30, 2010
Audit Fees	$9,800	$4,700
Audit — Related Fees	5,635	0
Tax Fees	0	0
All Other Fees	0	0
Total	$15,435	$4,700

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.   The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

(b)   Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement dated June 6, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K, filed on June 9, 2011)
2.2	Escrow Agreement dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
2.3	Membership Interests Purchase Agreement with I Like A Deal, LLC, dated August 26, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K/A filed on November 3, 2011)
3.1
Certificate of Incorporation of the Registrant, including all amendments to date (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.2	Articles of Incorporation (incorporated by reference from registrant’s Current Report on Form 8-K/A filed on December 2, 2011)
3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
10.1	Management Contract for Services with Andrew Strauss, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.2	Management Contract for Services with Brent Stafford, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.3	Management Contract for Services with Colin MacDonald, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.4	Management Contract for Services with Monika Sagar, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.5	Management Contract for Services with Barry Forward, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.6	Form of Stock Option Grant Notice (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
21	List of Subsidiaries*
31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)*
31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)*
32	Section 1350 Certifications*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE DRIVE MOBILE CORP.

Dated: January 10, 2012	/s/ Colin MacDonald
By: Colin MacDonald
Its: President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Monika Sagar	Chief Financial Officer, Secretary and Director	January 10, 2012
Monika Sagar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ajeeta Pinheiro	Director	January 10, 2012
Ajeeta Pinheiro

Financial Statement Schedules.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates CPA’s, Inc.	F-2

Consolidated Balance Sheets as at September 30, 2011 and 2010	F-3

Consolidated Statements of Operations for years ended September 30, 2011 and 2010 and for the period from January 18, 2007 (date of inception) to September 30, 2011	F-4

Consolidated Statement of Stockholders’ Deficiency for the period from January 18, 2007 (date of inception) to September 30, 2011	F-5

Consolidated Statements of Cash Flows for years ended September 30, 2011 and 2010 and for the period ended January 18, 2007 (date of inception) to September 30, 2011	F-6

Notes to the Consolidated Financial Statements	F-7 to F-11

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Marine Drive Mobile Corp
(a Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Marine Drive Mobile Corp (a Development Stage Company) (The Company) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended September 30, 2011, and for the period from January 18, 2007 (date of inception) to September 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Drive Mobile Corp (a Development Stage Company) as of September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2011, and the period from January 18, 2007 (date of inception) to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah
January 2, 2012

MARINE DRIVE MOBILE CORP
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2010

ASSETS

CURRENT ASSETS
Cash	$17,392	$1,010

Total Current Assets	17,392	1,010

Total Assets	$17,392	$1,010

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$68,417	$20,918
Advances from related party (Note 5)	27,523	22,337
Advances from third party (Note 6)	181,346	-

Total Current Liabilities	277,286	43,255

STOCKHOLDERS’ DEFICIENCY
Common stock
250,000,000 shares authorized at .001 per share 37,220,000 and 104,220,000 shares issued and outstanding at September 30, 2011 and 2010, respectively	37,220	104,220
Additional paid-in capital	49,455	(22,545)
Deficit accumulated during exploration stage	(137,569)	(123,920)
Deficit accumulated during development stage	(209,000)	-

Total Stockholders’ Deficiency	(259,894)	(42,245)

Total Liabilities and Stockholders’ Deficiency	$17,392	$1,010

The accompanying notes are an integral part of these consolidated financial statements

MARINE DRIVE MOBILE CORP
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended September 30, 2011 and 2010 and for the period January 18, 2007 (date of inception) to September 30, 2011

	Year Ended September 30, 2011	Year Ended September 30, 2010	From January 18, 2007 (inception) to September 30, 2011

REVENUES	$-	$-	$-

EXPENSES

Impairment loss on goodwill	49,669		49,669
General and administrative	147,016	-	147,016
Sales and marketing	12,315	-	12,315
Total Expenses	209,000	-	209,000

NET LOSS FROM CONTINUING OPERATIONS	$(209,000)	$-	$(209,000)

Discontinued Operations:
Change from exploration stage to development stage	(13,649)	(26,818)	(137,569)

NET LOSS	(222,649)	(26,818)	(346,569)
NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	100,874,877	104,220,000
Diluted	100,874,877	104,220,000

The accompanying notes are an integral part of these consolidated financial statements

MARINE DRIVE MOBILE CORP
(Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Period January 18, 2007 (date of inception) to September 30, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated during Exploration	Deficit Accumulated during Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Stage	Equity

Balance January 18, 2007	-	$-	$-	$-		$-
Issuance of common shares for cash-August 31, 2007	80,000,000	80,000	(78,000)	-		2,000
Issuance of common shares for cash-September 30, 2007	24,220,000	24,220	6,055	-		30,275
Capital contribution – expenses	-	-	2,600	-		2,600
Net operating loss for the period January 18, 2007(Date of inception) to September 30, 2007	-	-	-	(19,151)		(19,151)
Balance as at September 30, 2007	104,220,000	104,220	(69,345)	(19,151)		15,724
Capital contribution – expenses	-	-	15,600	-		15,600
Net operating loss - September 30, 2008	-	-	-	(49,151)		(49,151)
Balance as at September 30, 2008	104,220,000	104,220	(53,745)	(68,302)		(17,827)
Capital contribution – expenses	-	-	15,600	-		15,600
Net operating loss - September 30, 2009	-	-	-	(28,800)		(28,800)
Balance as at September 30, 2009	104,220,000	104,220	(38,145)	(97,102)		(31,027)
Capital contribution – expenses	-	-	15,600	-		15,600
Net operating loss - September 30, 2010	-	-	-	(26,818)		(26,818)
Balance as at September 30, 2010	104,220,000	104,220	(22,545)	(123,920)		(42,245)
Stock certificates surrendered and cancelled	(72,000,000)	(72,000)	72,000	-		-
Acquisition of Marine Drive Technologies Inc	5,000,000	5,000	-	-		5,000
Net operating loss - September 30, 2011	-	-	-	(13,649)	(209,000)	(222,649)
Balance as at September 30, 2011	37,220,000	37,220	49,455	(137,569)	(209,000)	(259,894)

The accompanying notes are an integral part of these consolidated financial statements

MARINE DRIVE MOBILE CORP
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended September 30, 2011 and 2010 and for the period January 18, 2007 (date of inception) to September 30, 2011

	Year Ended September 30, 2011	Year Ended September 30, 2010	From January 18, 2007 (date of inception) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(222,649)	$(26,818)	$(346,569)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim – discontinued operations	-	-	5,000
Capital contributions-non cash expense – discontinued operations	-	15,600	49,400
Impairment loss on goodwill	49,669	-	49,669
Changes in operating assets and liabilities:

Changes in accounts payable – discontinued operations		2,066	20,917
Changes in accounts payable	47,499	-	47,499
Net Cash Provided (Used) in Operations	(125,481)	$(9,152)	(174,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim – discontinued operations	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5.000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock – discontinued operations	-	-	32,276
Proceeds from advance from related party – discontinued operations	5,186	9,785	27,523
Proceeds from advance from a third party	136,677	-	136,677
Net Cash Provided (Used) in Financing Activities	141,863	9,785	196,476

Net Increase (Decrease) in Cash	16,382	633	17,392

Cash Beginning of Year	1,010	377	-

CASH AT END OF YEAR	$17,392	$1,010	$17,392

SUPPLEMENTAL CASH DISCLOSURES

Cash paid for income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Stock issued for advances in acquisition of MDTI	$44,669	$-	$44,669

The accompanying notes are an integral part of these consolidated financial statements

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

1.           ORGANIZATION

The Company, Marine Drive Mobile Corp. was incorporated under the laws of the State of Nevada on January 18, 2007, under the name “Sona Resources, Inc.”, with authorized capital stock of 250,000,000 shares at $0.001 par value.

The Company was originally organized for the purpose of acquiring and developing mineral properties.  The Company was not able to establish the existence of a commercially minable ore deposit and in June of 2011 began to shift its business focus to opportunities in the mobile commerce (“m-Commerce”) industry. Effective July 6, 2011 the Company amended its Articles of Incorporation to change its name to Marine Drive Mobile Corp, (MDM) and on September 12, 2011, the Company finalized the acquisition of Marine Drive Technologies, Inc. (MDT) and became a Development Stage company at that time.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of Marine Drive Mobile Corp and Marine Drive Technologies, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Cont'd

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net assets acquired. In accordance with ASC 350, we review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable.

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

On September 30, 2011 the Company had a net operating loss carry forward of $346,569 for income tax purposes.  The tax benefit of approximately $117,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable as the Company is unable to establish a predictable projection of operating profits for future years.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

3.           ACQUISITION OF MARINE DRIVE TECHNOLOGIES, INC.

On September 12, 2011 (the “Closing Date”), MDM, closed a voluntary share exchange transaction (the “Exchange Transaction”) with MDT and the shareholders of MDT (the “MDT Stockholders”), pursuant to the terms of the Share Exchange Agreement, dated June 6, 2011 (the “Exchange Agreement”).  MDT is building a technology platform that efficiently matches merchants and consumers with the right products and services at the right time through electronic coupons.

MDM issued 5,000,000 shares of its common stock (at $.001 per shares) and acquired net liabilities with a fair value of $44,699, resulting in Goodwill of $49,669. The Company assessed the Goodwill for impairment on September 30, 2011, and determined that it was impaired. Accordingly, the Company recorded a related impairment loss in its statement of operations of $49,669.

4.           DISCONTINUED OPERATIONS

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Year ended September 30, 2011	Year ended September 30, 2010	From January 18, 2007 (date of inception) to September 30, 2011
General and administrative	$13,649	$26,818	$127,569
Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
Total Discontinued Operations	$13,649	$26,818	$137,569

5.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

During the years ended September 30, 2011 and 2010, a Director of the Company made contributions to capital in the form of noncash expenses of $0 and $15,600, respectively. Since inception, Directors have made contributions to capital of $49,400 for noncash expenses.

Directors have made advances to the Company of $5,186 and $9,785 for the years ended September 30, 2011 and 2010, respectively. Directors have advanced $27,523, since inception.

6.           ADVANCES FROM THIRD PARTY

During the year ended September 30, 2011, the Company received cash advances from a third party of $136,677 and acquired advances payable in its acquisition of MDT, of $44,669. These advances do not bear interest and there are no terms of repayment.

7.           CAPITAL STOCK

On August 31, 2007, Company completed a private placement consisting of 80,000,000 common shares sold to directors and officers for a total consideration of $2,000.  On September 30, 2007, the Company completed a private placement of 24,220,000 common shares for a total consideration of $30,276.

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

7. CAPITAL STOCK - cont'd

On September 12, 2011 a shareholder and, as of the Closing Date of the MDT acquisition, a former officer and a director, surrendered 72,000,000 shares of the Company’s common stock to the Company. These shares were canceled.

On September 12, 2011, the Company issued 5,000,000 common shares to acquire all of the issued and outstanding shares of MDT.

8.   STOCK BASED COMPENSATION

During the year ended September 30, 2011 the Company granted the Officers of the Company 12,000,000 stock options as part their Management contracts. The options were granted August 1, 2011, have an exercise price of $.25, a term of five years, with 1,500,000 options vesting on August 1, 2012 and 10,500,000 options vesting 1/7 every quarter thereafter.

Common Stock options

The following table summarizes stock option activity related to our employees during fiscal year 2011 and 2010:
	Stock Options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value
Options outstanding September 30, 2010	-	-
Granted	12,000,000	$0.25	5.0
Forfeitures	4,000,000	$0.25	5.0
Exercised	-	-	-
Options outstanding September 30, 2011	8,000,000	$0.25	5.0	-
Options exercisable September 30, 2011	-	-	-	-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the options included in the above table:

	2011	2010
Fair value of stock on grant date	$.001	-
Exercise price	$.25	-
Expected term	5 years	-
Risk-free rate of return	.55%	-%
Volatility	0.0	-
Dividend yield	0%	0%

Using the above assumptions, the Company calculated the grant date fair value of the related options to be $0.

9.         GOING CONCERN

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

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

10.         SUBSEQUENT EVENTS

On October 3, 2011 (the “Closing Date”), the Company completed the acquisition of the outstanding membership interests of I Like A Deal, LLC, a Nevada limited liability company (“ILAD”), pursuant to the terms of the Membership Interests Purchase Agreement, dated August 26, 2011 (the “Purchase Agreement”), between the Company, ILAD and ILAD’s members (the “Selling Members”).  ILAD runs an integrated website that allows users to find the “best of the best” deals locally and nationally on a daily basis including automotive, active life, education, food, fitness, hotel, restaurants, shopping, among others, by selling coupons for discounted products and services.

The Company issued 1,000,000 shares of its common stock, with a fair value of $390,000, to acquire 100% of the Member interests of ILAD. The Company acquired from ILAD, website costs with a fair value of $10,000, and debt of $80; accordingly, Goodwill was generated in the amount of $380,080.