Form 10-Q
period 2011-12-31
Marine Drive Mobile Corp.
filed 2012-02-14
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 000-53502

Marine Drive Mobile Corp.
(Exact name of registrant as specified in its charter)

Nevada	68-0676667 .
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1278 Indiana #301, San Francisco, CA 94107
(Address of principal executive offices)

(415) 839-1055
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
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes [   ]   No   [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
February 12, 2012: 38,220,000 common shares

TABLE OF CONTENTS
		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at December 31, 2011 and September 30, 2011	4

	Statement of Operations For the three months ended December 31, 2011 and 2010 and for the period January 18, 2007 (Date of Inception) to December 31, 2011	5

	Statement of Cash Flows For the three months ended December 31, 2011 and 2010 and for the period January 18, 2007 (Date of Inception) to December 31, 2011	6

	Notes to the Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	(Removed and Reserved)	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	18

	SIGNATURES	19

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Marine Drive Mobile Corp., formerly Sona Resources, Inc., (development  stage company) (the “Company”) at December 31, 2011 (with comparative figures as at September 30, 2011) and the statement of operations for the three months ended December 31, 2011 and 2010 and for the period from January 18, 2007 (date of inception) to December 31, 2011 and the statement of cash flows for the three months ended December 31, 2011 and 2010 and for the period from January 18, 2007 (date of inception) to December 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending September 30, 2012.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)

BALANCE SHEETS

	Dec. 31, 2011	Sept. 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$51,492	$17,392
Prepaid expense	10,865	-
Total Current Assets	62,357	17,392

OTHER ASSETS
Computer software, net of accumulated amortization of $0	15,881	-
Website development costs, net of accumulated amortization of $1,250	8,750	-
Goodwill	396,206	-
Total Other Assets	420,837	-

Total Assets	$483,194	$17,392

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$41,798	$68,417
Advances from related parties	27,523	27,523
Note payable	440,924	-
Advances from third party	-	181,346
Total Current Liabilities	510,245	277,286

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value; 38,220,000 and 37,220,000 shares issued and outstanding, respectively	38,220	37,220
Additional paid-in capital	454,581	49,455
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(382,283)	(209,000)
Total Stockholders’ Deficiency	(27,051)	(259,894)

Total Liabilities and Stockholders’ Deficiency	$483,194	$17,392

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)

STATEMENT OF OPERATIONS
For three months ended December 31, 2011 and 2010 and for the period January 18, 2007 (date of inception) to December 31, 2011
(Unaudited)

	Three months ended December 31, 2011	Three months ended December 31, 2010	From January 18, 2007 (date of inception) to December 31, 2011

REVENUES	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	-	49,669
General and administrative expense	128,963	-	275,979
Marketing expense	44,320	-	56,635
Total expenses	173,283		382,283

NET LOSS FROM CONTINUING OPERATIONS	$(173,283)	$-	$(382,283)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	(5,624)	(137,569)

NET LOSS	$(173,283)	$(5,624)	$(519,852)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	38,198,261	104,220,000

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)

STATEMENT OF CASH FLOWS
For the three months ended December 31, 2011 and 2010 and for the period January 18, 2007 (date of inception) to December 31, 2011
(Unaudited)

	Three months ended December 31, 2011	Three months ended December 31, 2010	From January 18, 2007 (date of inception) to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,283)	$(5,624)	$(519,852)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim–discontinued operations	-	-	5,000
Capital contributions–expenses paid by Officers–discontinued operations	-	-	49,400
Impairment loss on Goodwill	-	-	49,669
Amortization of website development costs	1,250		1,250

Changes in operating assets and liabilities:
Changes in prepaid expense	(10,865)	-	(10,865)
Changes in accounts payable–discontinued operations	-	2,776	20,917
Changes in accounts payable and accrued expenses	(26,699)	-	20,800
Net Cash (Used) in Operations Activities	(209,597)	(2,848)	(383,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	(5,000)
Payments to develop computer software	(15,881)	-	(15,881)
Net Cash (Used) in Investing Activities	(15,881)	-	(20,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations			32,276
Proceeds from advances by related parties–discontinued operations	-	2,830	27,523
Advances from third parties	259,578	-	396,255
Net Cash Provided by Financing Activities	259,578	2,830	456,054

Net (Decrease) Increase in Cash	34,100	(18)	51,492
Cash at Beginning of Period	17,392	1,010	-

CASH AT END OF PERIOD	$51,492	$992	$51,492

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of MDTI	$-	$-	$5,000
Stock issued for acquisition of ILAD	$390,000	$-	$390,000
Advances acquired in acquisition of MDTI	$-	$-	$44,669
Debt acquired in acquisition of ILAD	$80	$-	$80
Website costs acquired in acquisition of ILAD	$10,000	$-	$10,000
The accompanying notes are an integral part of these unaudited financial statements

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
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

Principles of Consolidation

The consolidated financial statements include the accounts of Marine Drive Mobile Corp, Marine Drive Technologies, Inc., and I Like A Deal, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for one of our websites. We account for internally developed software costs in accordance with ASC 350-40. All costs incurred during the three months ended were considered to be in the application development stage.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Website development costs

Website development costs represent an asset that was acquired in the acquisition of ILAD. These costs are accounted for in accordance with ASC 350-50, and are being amortized over the estimated useful life of 3 years. Costs incurred related to the operation of the website are expensed as incurred.

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

On December 31, 2011 the Company had a net operating loss carry forward of $518,602 for income tax purposes.  The tax benefit of approximately $175,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable as the Company is unable to establish a predictable projection of operating profits for future years. The loss carryforwards will begin to expire in 2027.

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

Revenue Recognition

The Company earns revenue through consulting fees and from transaction fees it charges customers. Consulting fees are recorded in revenue when the service is completed. Transaction fees are recorded in revenue when a customer completes a purchase on the Company’s website and the related transaction fee is charged to the customer’s credit card..

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
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

3.COMPUTER SOFTWARE

Computer software on the balance sheet represents costs incurred to develop software for one of our websites. We are in the application development stage with these costs, and have capitalized related costs. The website and underlying database is not ready for its intended purpose; therefore, amortization of these costs has not yet begun.

4.WEBSITE DEVELOPMENT COSTS

Website development costs represent an asset that was acquired in the acquisition of ILAD. These costs (initially $10,000) are being amortized over 3 years, which is the estimated useful life of this asset. Total amortization expense during the three months ended December 31, 2011 was $1,250.

5. ACQUISITION OF I LIKE A DEAL LLC

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

The Company issued 1,000,000 shares of its common stock, with a fair value of $390,000 using the market price of the Company’s stock on the closing date, plus 2 warrants with a fair value of $16,126 (using the Black-Scholes valuation model), to acquire 100% of the Member interests of ILAD. The Company acquired from ILAD website costs with a fair value of $10,000, and debt of $80; accordingly, Goodwill was generated in the amount of $396,206.

Each warrant entitles the holder to purchase 50,000 shares of common stock at 60% of the closing price of the Company’s common stock, in the first year, and at the closing price in the second year (each warrant has a term of two years).

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
Unaudited

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended December 31, 2011, the Company purchased I Like A Deal LLC from Andrew Strauss, our CTO, who owned 50% of ILAD.  The purchase agreement provided for Andrew to receive 500,000 shares, valued at the market price of $0.39 per share on the closing date, for a value of $195,000.

Officers-directors and their families have acquired 35% of the common stock issued, have made no interest, demand advances to the Company of $27,523, and have made contributions to capital of $49,400 in the form of expenses paid for the Company.

7.  DISCONTINUED OPERATIONS

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Three months ended December 31, 2011	Three months ended December 31, 2010	From January 18, 2007 (date of inception) to December 31, 2011
General and administrative	$-	$5,624	$127,569
Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
Total Discontinued Operations	$-	$5,624	$137,569

8. NOTE PAYABLE

During the three months ended December 31, 2011, the Company received cash advances from a third party of $259,578. As described in note 12, on January 20, 2012, all advances from a third party were converted to a note payable under a line of credit agreement. Additionally, the Company agreed to accrue interest on the advances from the date the advance was received, at 6% per annum. The total related interest expense and accrued interest that was recorded as of December 31, 2011 was $7,122.

This line of credit agreement is for up to $1 million. The total unused portion of this line of credit as of December 31, 2011 was $559,076.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

9.  CAPITAL STOCK

On August 31, 2007, Company completed a private placement consisting of 80,000,000 common shares sold to directors and officers for a total consideration of $2,000.  On September 30, 2007, the Company completed a private placement of 24,220,000 common shares for a total consideration of $30,276.

On September 12, 2011, a shareholder and, as of the Closing Date of the MDT acquisition, a former officer and a director, surrendered 72,000,000 shares of the Company’s common stock to the Company. These shares were canceled.

On September 12, 2011, the Company issued 5,000,000 common shares to acquire all of the issued and outstanding shares of MDT. These shares were valued at $.001, per share, which was the closing trading price of the Company’s common stock on that date.

On October 3, 2011, Company completed the purchase of ILAD and issued 1,000,000 common shares to the members of ILAD. These shares were valued at $.39, per share, which was the closing trading price of the Company’s common stock on that date.

10. STOCK BASED COMPENSATION

During the year ended September 30, 2011 the Company granted the Officers of the Company 12,000,000 stock options as part their Management contracts. The options were granted August 1, 2011, have an exercise price of $.25, a term of five years, with 1,500,000 options vesting on August 1, 2012 and 10,500,000 options vesting 1/7 every quarter thereafter.

During the three months ended December 31, 2011 the Company granted 100,000 options to the owners of ILAD as part of the purchase agreement.  The options were granted on October 3, 2011, have an exercise price of $0.23 if exercised in the first year or $0.39 if exercised after that and a term of 5 years.

Common Stock options

The following table summarizes stock option activity during fiscal year 2012 :
	Stock Options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value
Options outstanding September 30, 2011	8,000,000	0.25	4.7	-
Granted	-	-	-	-
Forfeitures	-	-	-	-
Exercised	-	-	-	-
Options outstanding December 31, 2011	8,000,000	$0.25	4.7	-
Options exercisable December 31, 2011	-	-	-	-

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
Unaudited

10. STOCK BASED COMPENSATION - continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the options included in the above table:

2011
Fair value of stock on grant date	$.001
Exercise price	$.25
Expected term	5 years
Risk-free rate of return	.55%
Volatility	0.0
Dividend yield	0%

 Using the above assumptions, the Company calculated the grant date fair value of the related options to be $0.

11.   GOING CONCERN

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

12.	SUBSEQUENT EVENTS

On January 20, 2012 the Company completed a Line of Credit agreement with Quarry Bay Capital LLC for advances up to $1,000,000 payable on demand, bearing interest of 6% per annum and a provision allowing the lender to convert the debt into common shares of the Company, at $.25 per share.  The Company has reported this new line of credit in these financial statements, by reclassifying advances from third party to note payable on the balance sheet.

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

Results of Operations –  Since inception to December 31, 2011

For the quarter ended December 31, 2011, we incurred a net loss of $173,283 from continuing operations.  The net loss for the quarter ended December 31, 2010 of $5,624 has been classified as discontinued operations.

General and administration expenses for the quarter ended December 31, 2011, amounted to $128,963 with management salaries of $50,000, legal expense of $25,792, accounting expense of $12,000 and website expense of $10,736..

Marketing expenses for the quarter ended December 31, 2011 amounted to $44,320 reflecting the need of the new business focus to contact customers and merchants.  Major expense items were $28,000 for materials, $6,000 for staff and $5,150 for call center services.

For the three months ended December 31, 2011, we had accumulated loss since inception of $519,852 being $382,283 from continuing operations and $137,569 from discontinued operations.  This represents a net loss of $0.00 per share for the three months ended December 31, 2011 based on a weighted average number of shares outstanding of 38,198,261.  We have not generated any revenue from operations since inception.

Cash and Cash Equivalents

As of December 31, 2011, we had cash of $51,412 as compared to $17,392 as of September 30, 2011.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $800,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $51,492 and working capital deficiency of $447,888.  During the three month period ended December 31, 2011, we funded our operations from the proceeds of advances from a third party. On January 20, 2012 we completed a line of credit agreement for $1,000,000, from which we have drawn $440,924 as of December 31, 2011.  If we have a change in our operating plans, increased expenses, or other events may cause us to seek even greater equity or debt financing in the future.

For the three month period ended December 31, 2011, we used net cash of $209,597 in operations.  Net cash used in operating activities increased from $2,848 in the three month period ended December 31, 2010.

In order to execute on our business strategy, we will require additional working capital, commensurate with our operational needs.  Our current cash requirements are significant due to the planned development and expansion of our business.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months.  In addition to the Line of Credit, we are currently seeking further financing and we believe that  will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future., There are no assurances that we will be able to raise the required working capital on favorable terms, or that such working capital will be available on any terms when needed.

Capital Requirements

There is very limited historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Our existing capital resources will not be sufficient to meet our current obligations and operating requirements or our aggressive growth and acquisition plans.  Therefore, we will need to rely on the Line of Credit and/or raise additional capital in the next 12 months.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.  Over the next twelve months, management estimates that we will require approximately $800,000 to fund our operational and research and development needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at December 31, 2011 (the “Evaluation Date”).  Upon completion of their evaluation, our management has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal controls over financial reporting.

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

Even though management’s assessment that our internal controls over financial reporting are not effective and there are certain material weaknesses as indicated below, management believes that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended December 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

As of December 31, 2011, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.

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

We are currently reviewing our disclosure controls and procedures related to material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.  RISK  FACTORS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

Line of Credit

On January 20, 2012, the Company entered into a Line of Credit Agreement with Quarry Bay Capital LLC for advances up to $1,000,000 payable on demand, bearing interest of 6% per annum and the option of converting the debt to shares at $.25 per share.

ITEM 6.  EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated June 6, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on June 9, 2011)
3.1	Certificate of Incorporation (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
3.2
Articles of Incorporation (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959 and Current Report on Form 8-K filed on June 30, 2011)

3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
4	Specimen Stock Certificate (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
10.1	Line of Credit agreement*
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)*
31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)*
32	Section 1350 Certifications*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE DRIVE MOBILE CORP.
(Registrant)

Date: February 14, 2012	/s/ COLIN MACDONALD
Colin MacDonald
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 14, 2012	/s/ MONIKA SAGAR
Monika Sagar
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)