Form 10-Q
period 2012-03-31
Marine Drive Mobile Corp.
filed 2012-05-21
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   May 15, 2012: 38,220,000 common shares

TABLE OF CONTENTS
		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at March 31, 2012 and September 30, 2011	4

	Statement of Operations For the three months and six months ended March 31, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to March 31, 2012	5

	Statement of Cash Flows For the six months ended March 31, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to March 31, 2012	6

	Notes to the Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Mine Safety Disclosures	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	20

	SIGNATURES	21

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The accompanying balance sheets of Marine Drive Mobile Corp., formerly Sona Resources, Inc., (development  stage company) (the “Company”) at March 31, 2012 (with comparative figures as at September 30, 2011) and the statement of operations for the three months and six months ended March 31, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to March 31, 2012 and the statement of cash flows for the six months ended March 31, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to March 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending September 30, 2012.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)

BALANCE SHEETS
	Mar. 31, 2012	Sept. 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$64,931	$17,392
Prepaid expense	17,001	-
Total Current Assets	81,932	17,392

PROPERTY AND EQUIPMENT
Computer equipment, net of accumulated depreciation of $108	1,188	-
Total Property and Equipment	1,188	-

OTHER ASSETS
Computer software, net of accumulated amortization of $8,752	93,182	-
Website development costs, net of accumulated amortization of $2,500 and $0 at March 31, 2012 and September 30, 2011, Respectively	7,500	-
Goodwill	396,206	-
Total Other Assets	496,888	-

Total Assets	$580,008	$17,392

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$137,721	$68,417
Advances from related parties	27,523	27,523
Note payable	702,924	-
Advances from third party	18,546	181,346
Total Current Liabilities	886,714	277,286

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
38,220,000 and 37,220,000 shares issued and outstanding, respectively	38,220	37,220
Additional paid-in capital	1,157,505	49,455
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(1,364,862)	(209,000)
Total Stockholders’ Deficiency	(306,706)	(259,894)

Total Liabilities and Stockholders’ Deficiency	$580,008	$17,392

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)

STATEMENT OF OPERATIONS

For three months and six months ended March 31, 2012 and 2011 and for the period January 18, 2007 (date of inception) to March 31, 2012
(Unaudited)

	Three months ended March 31,		Six months ended March 31,		From January 18, 2007 (date of inception) to
	2012	2011	2012	2011	March 31, 2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	-	-	-	49,669
General and administrative expense	212,825	-	334,665	-	481,681
Marketing expense	58,169	-	102,489	-	114,804
Total expenses	270,994	-	437,154	-	646,154

OTHER (INCOME) EXPENSE:
Interest Expense	711,586	-	718,708	-	718,708
Total other expense	711,586	-	718,708	-	718,708

NET LOSS FROM CONTINUING OPERATIONS	$(982,580)	$-	$(1,155,862)	$-	$(1,364,862)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	(2,442)	-	(8,066)	(137,569)

NET LOSS	$(982,580)	$(2,442)	$(1,155,862)	$(8,066)	$(1,502,431)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	38,220,000	104,220,000	38,209,071	104,220,000

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended March 31, 2012 and 2011 and for the period January 18, 2007 (date of inception) to March 31, 2012
(Unaudited)
	Six months ended March 31, 2012	Six months ended March 31, 2011	From January 18, 2007 (date of inception) to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,155,862)	$(5,624)	$(1,502,431)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim–discontinued operations	-	-	5,000
Capital contributions–expenses paid by Officers–discontinued operations	-	-	49,400
Impairment loss on Goodwill	-	-	49,669
Discount amortization	702,924	-	702,924
Depreciation and amortization	11,360	-	11,360
Changes in operating assets and liabilities:
Changes in prepaid expense	(17,001)	-	(17,001)
Changes in accounts payable–discontinued operations	-	2,776	20,917
Changes in accounts payable and accrued expenses	69,304	-	116,803
Net Cash (Used) in Operations Activities	(389,275)	(2,848)	(563,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	(5,000)
Acquisition of assets	(103,230)	-	(103,230)
Net Cash (Used) in Investing Activities	(103,230)	-	(108,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations	-	-	32,276
Proceeds from advances by related parties–discontinued operations	-	2,830	27,523
Proceeds from notes payable	186,920	-	186,920
Advances from third parties	353,124	-	489,801
Net Cash Provided by Financing Activities	540,044	2,830	736,520

Net (Decrease) Increase in Cash	47,539	(18)	64,931
Cash at Beginning of Period	17,392	1,010	-
CASH AT END OF PERIOD	$64,931	$992	$64,931

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of MDTI	$-	$-	$5,000
Stock issued for acquisition of ILAD	$390,000	$-	$390,000
Advances acquired in acquisition of MDTI	$-	$-	$44,669
Debt acquired in acquisition of ILAD	$80	$-	$80
Website costs acquired in acquisition of ILAD	$10,000	$-	$10,000

The accompanying notes are an integral part of these unaudited financial statements

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Computer Equipment

The Company purchased a computer and related equipment during the six months ended March 31, 2012, for $1,296. Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the six months ended March 31, 2012 was $108.

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. All costs incurred during the six months ended March 31, 2012 were considered to be in the application development stage. The computer software costs have an estimated useful life of 3 years.

Website development costs

Website development costs represent an asset that was acquired in the acquisition of ILAD. These costs are accounted for in accordance with ASC 350-50, and are being amortized over the estimated useful life of 2 years. Costs incurred related to the operation of the website are expensed as incurred.

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net assets acquired. In accordance with ASC 350-20-35, goodwill of a reporting unit shall be tested on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company assesses Goodwill for impairment during the last month of its fiscal year (August).

Goodwill is reviewed for impairment utilizing a two-step process. The first step requires us to calculate the fair value of each reporting unit, which we primarily determine using a market approach based on an average of public company market values comparable to our company. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

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

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

On March 31, 2012 the Company had a net operating loss carry forward of $660,489 for income tax purposes.  The tax benefit of approximately $218,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable as the Company is unable to establish a predictable projection of operating profits for future years. The loss carryforwards will begin to expire in 2027.

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

Revenue Recognition

The Company earns revenue through consulting fees and from transaction fees it charges customers. Consulting fees are recorded in revenue when the service is completed. Transaction fees are recorded in revenue when a customer completes a purchase on the Company’s website and the related transaction fee is charged to the customer’s credit card.

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

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company is currently assessing the impact this standard will have on its financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements will have a material impact on its financial statements.

3.           COMPUTER SOFTWARE

Computer software on the balance sheet represents costs incurred to develop software for our websites. We are in the application development stage with these costs, and have capitalized $101,934 in related costs to March 31, 2012. As of January 1, 2012, we determined that the related asset was ready for its intended use (the websites became functional). Accordingly, we began amortizing these costs over the 3 year period, which is the estimated useful life of this asset. Total amortization expense during the six months ended March 31, 2012 was $8,752.

4.           WEBSITE DEVELOPMENT COSTS

Website development costs represent an asset that was acquired in the acquisition of ILAD. These costs (initially $10,000) are being amortized over 3 years, which is the estimated useful life of this asset. Total amortization expense during the six months ended March 31, 2012 was $2,500.

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

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

6.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On October 3, 2011, the Company purchased I Like A Deal LLC from Andrew Strauss, our CTO, who owned 50% of ILAD.  The purchase agreement provided for Andrew to receive 500,000 shares, valued at the market price of $0.39 per share on the closing date, for a value of $195,000.

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

7.           DISCONTINUED OPERATIONS

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Six months ended March 31, 2012	Six months ended March 31, 2011	From January 18, 2007 (date of inception) to March 31, 2012
General and administrative	$-	$8,066	$127,569
Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
Total Discontinued Operations	$-	$8,066	$137,569

8.           NOTE PAYABLE

On January 20, 2012, the Company entered into a Line of Credit Agreement with Quarry Bay Capital LLC for advances of up to $1,000,000 that are payable on demand, bearing simple interest of 6% per annum, and are convertible into common stock of the Company at $.25 for every dollar of debt outstanding. All previous advances from a third party were converted to a note payable under this line of credit agreement.

During the six months ended March 31, 2012, the Company received cash advances from a third party of $334,578 that were converted to a note payable as indicated above (additional advances of $18,546 were received from another third party and not included in this line of credit note payable) and received additional loans under the line of credit agreement of $186,920. As of March 31, 2012, the total amount due under this line of credit was $702,924.

Additionally, the Company agreed to accrue interest on the advances from the date the advance was received, at 6% per annum. The total related accrued interest and interest expense that was recorded as of and for the six months ended March 31, 2012, was $15,784.

As the fair value of the Company’s stock exceeded the conversion price on the date the loans were executed, a beneficial conversion feature was created. Also, as the intrinsic value of the beneficial conversion feature was greater than the proceeds allocated to the convertible debt, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocated to the convertible debt ($702,924). Also, as these notes are payable on demand and there are no other conversion restrictions, the discount was fully amortized to interest expense, during the three months ended March 31, 2012.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

10.         STOCK BASED COMPENSATION

During the year ended September 30, 2011 the Company granted the Officers of the Company 12,000,000 stock options as part their Management contracts (4,000,000 options were forfeited during the year ended September 30, 2011). The options were granted August 1, 2011, have an exercise price of $.25, a term of five years, with 1,500,000 options vesting on August 1, 2012 and 10,500,000 options vesting 1/7 every quarter thereafter.

During the six months ended March 31, 2012 the Company granted 100,000 options to the owners of ILAD as part of the purchase agreement.  The options were granted on October 3, 2011, have an exercise price of $0.23 if exercised in the first year or $0.39 if exercised after that and a term of 5 years.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

10.         STOCK BASED COMPENSATION ( Cont’d)

Common Stock options

The following table summarizes stock option activity during fiscal year 2012 :
	Stock Options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value
Options outstanding September 30, 2011	8,000,000	0.25	4.4	-
Granted	-	-	-	-
Forfeitures	-	-	-	-
Exercised	-	-	-	-
Options outstanding March 31, 2012	8,000,000	$0.25	4.4	-
Options exercisable March 31, 2012	-	-	-	-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the options included in the above table:

2012
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

Our Business

We are building a technology platform that efficiently matches merchants and consumers with the right products and services at the right time through electronic coupons.  We generate revenue primarily through transaction fees associated with the use of our deal management software (“DMS”) that assists merchants with their marketing efforts.

Our first market-ready deployment of our DMS is through  the eTeeoff mobile and online e-couponing platform, designed specifically to provide the golf industry (in particular golf courses and golf product distributors) with a low-cost alternative to daily deal providers such as Groupon.

We intend to use our experience with eTeeoff  and ILAD to build a strong structure to introduce our DMS to additional m-Commerce marketing platforms aimed at other lifestyle verticals and retail sectors.  These new markets will be identified and pursued based on the strength and connection to a strong and cohesive customer profile.  Our goal is to expand our offerings by integrating additional features into our DMS, including mobile applications to integrate electronic coupon applications to the mobile platform, as well as social media tools and applications.

Marine Drive Mobile has been developing its software for the past 12 months, and most recently underwent an extensive six-month beta-test of the DMS in Washington and Oregon.  With the beta-test complete, we were able to launch our deal engine software to the golf industry at the 2012 PGA Merchandise Show in Orlando (January 26, 2012). Our initial focus is on the U.S. market.

During the three months ended March 31, 2012 we welcomed Tony Cinotti as our Vice President Mobile Banking. Andrew Strauss took over the position of Director of Business Development with Colin MacDonald assuming the role of interim CTO.

Our current and future operations are focused on continuing to carry out our business plan through the marketing and continued development of our Deal Management Software, its first application eTeeoff, new applications of the software, and the continued evaluation of potential strategic acquisitions and/or partnerships.

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

The potential acquisition strategies we are considering are dependent upon our ability to obtain third party financing in the form of debt and/or equity.  Such financings may not be available or may not be available on reasonable terms.  As of March 31, 2012, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities.

Results of Operations –  Since inception to March 31, 2012

For the six months ended March 31, 2012, we incurred a net loss of $1,155,862 from continuing operations.  The net loss for the six months ended March 31, 2011 of $8,066 has been classified as discontinued operations.

For the three months ended March 31, 2012, we incurred a net loss of $982,580 from continuing operations.  The net loss the three months ended March 31, 2011 of $2,442 has been classified as discontinued operations

General and administration expenses for the six months ended March 31, 2012, amounted to $334,665 with management salaries of $158,500, legal expense of $47,731, accounting expense of $19,500 and website expense of 18,971. Interest expense of $718,708 related the amortization of the debt discount of $702,924, and other interest accrued on the note payable.

General and administration expenses for the three months ended March 31, 2012, amounted to $212,825 with management salaries of $108,500, legal expense of $21,940, accounting expense of $7,500 and website expense of $8,235.

Marketing expenses for the six months ended March 31, 2012 amounted to $102,489 reflecting the need of the new business focus to contact customers and merchants.  Major expense items were $51,438 for materials, $27,254 for staff and $5,760 for call center services.

Sales and Marketing expenses for the three months ended March 31, 2012 amounted to $58,169 reflecting the need of the new business focus to contact customers and merchants.  Major expense items were $20,500 for materials, $19,829 for staff and $3,840 for call center services.

As of March 31, 2012, we had accumulated loss since inception of $1,502,431 being $1,364,862 from continuing operations and $137,569 from discontinued operations. We have not generated any revenue from operations since inception.

Cash and Cash Equivalents

As of March 31, 2012, we had cash of $64,931 as compared to $17,392 as of September 30, 2011. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan. As such, we further anticipate that we will have to raise additional capital of approximately $800,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $64,931 and working capital deficiency of $804,782.  During the six month period ended March 31, 2012, we funded our operations from advances and loans from a third party. On January 20, 2012 we completed a line of credit agreement for $1,000,000, from which we have drawn $702,924 as of March 31, 2012.  If we have a change in our operating plans, increased expenses, or other events may cause us to seek even greater equity or debt financing in the future.

For the six month period ended March 31, 2012, we used net cash of $389,275 in operations.  Net cash used in operating activities increased from $2,848 for the six month period ended March 31, 2011.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.              CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at March 31, 2012 (the “Evaluation Date”).  Upon completion of their evaluation, our management has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal controls over financial reporting.

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

Even though management’s assessment that our internal controls over financial reporting are not effective and there are certain material weaknesses as indicated below, management believes that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

As of March 31, 2012, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.              MINE SAFETY DISCLOSURES

None.

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

3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

10.1	Line of Credit agreement (incorporated by reference from registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)*

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)*

32	Section 1350 Certifications*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE DRIVE MOBILE CORP.
(Registrant)

Date: May 16, 2012	/s/ COLIN MACDONALD
Colin MacDonald
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2012	/s/ MONIKA SAGAR
Monika Sagar
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)