Form 10-Q
period 2012-06-30
Marine Drive Mobile Corp.
filed 2012-08-20
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
August 14, 2012: 38,220,000 common shares

Table of Contents

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets as at June 30, 2012 and September 30, 2011	5

	Statement of Operations For the three months and nine months ended June 30, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to June 30, 2012	6

	Statement of Cash Flows For the nine months ended June 30, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to June 30, 2012	7

	Notes to the Financial Statements	8 to 15

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Mine Safety Disclosures	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES	23

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Marine Drive Mobile Corp., formerly Sona Resources, Inc., (development  stage company) (the “Company”) at June 30, 2012 (with comparative figures as at September 30, 2011) and the statement of operations for the three months and nine months ended June 30, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to June 30, 2012 and the statement of cash flows for the nine months ended June 30, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to June 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending September 30, 2012.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)

BALANCE SHEETS
	June 30, 2012	Sept. 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$44,201	$17,392
Prepaid expense	10,939	-
Total Current Assets	55,140	17,392

PROPERTY AND EQUIPMENT
Furniture and equipment, net of accumulated depreciation of $1,376	15,136	-
Computer equipment, net of accumulated depreciation of $938	9,024	-
Total Property and Equipment	24,160	-

OTHER ASSETS
Computer software, net of accumulated amortization of $21,618	133,273	-
Total Other Assets	133,273	-

Total Assets	$212,573	$17,392

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$83,360	$68,417
Advances from related parties	27,523	27,523
Note payable	1,069,176	-
Advances from third party	18,546	181,346
Total Current Liabilities	1,198,605	277,286

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
38,220,000 and 37,220,000 shares issued and outstanding, respectively	38,220	37,220
Additional paid-in capital	1,489,024	49,455
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(2,375,707)	(209,000)
Total Stockholders’ Deficiency	(986,032)	(259,894)

Total Liabilities and Stockholders’ Deficiency	$212,573	$17,392

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)

STATEMENT OF OPERATIONS

For three months and nine months ended June 30, 2012 and 2011 and for the period January 18, 2007 (date of inception) to June 30, 2012

(Unaudited)
	Three months ended June 30,		Nine months ended June 30,		From January 18, 2007 (date of inception) to
	2012	2011	2012	2011	June 30, 2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on goodwill	396,206	-	396,206	-	445,875
Impairment loss on website development
costs	7,500	-	7,500	-	7,500
General and administrative expense	192,988	-	527,653	-	674,669
Marketing expense	69,813	-	172,302	-	184,617
Total expenses	666,507		1,103,661	-	1,312,661

OTHER (INCOME) EXPENSE:
Interest Expense	351,460		1,063,046		1,063,046
Total other expense	351,460		1,063,046		1,063,046

NET LOSS FROM CONTINUING OPERATIONS	$(1,017,967)	$-	$(2,166,707)	$-	$(2,375,707)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	(3,198)	-	(11,264)	(137,569)

NET LOSS	$(1,017,967)	$(3,198)	$(2,166,707)	$(11,264)	$(2,513,276)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	38,220,000	104,220,000	38,212,727	104,220,000

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended June 30, 2012 and 2011 and for the period January 18, 2007 (date of inception) to June 30, 2012
(Unaudited)
	Nine months ended June 30, 2012	Nine months ended June 30, 2011	From January 18, 2007 (date of inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,166,707)	$(11,264)	$(2,513,276)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim–discontinued operations	-	-	5,000
Capital contributions–expenses paid by Officers–discontinued operations	-	-	49,400
Impairment loss on Goodwill	396,206	-	445,875
Impairment loss on Website	7,500	-	7,500
Discount amortization	1,034,363	-	1,034,363
Depreciation and amortization	26,431	-	26,431

Changes in operating assets and liabilities:
Changes in prepaid expense	(10,939)	-	(10,939)
Changes in accounts payable–discontinued operations	-	6,024	20,917
Changes in accounts payable and accrued expenses	11,489	-	58,988
Net Cash (Used) in Operations Activities	(701,657)	(5,240)	(875,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	(5,000)
Acquisition of assets	(181,364)	-	(181,364)
Net Cash (Used) in Investing Activities	(181,364)	-	(186,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations	-	-	32,276
Proceeds from advances by related parties–discontinued operations	-	5,186	27,523
Proceeds from notes payable	887,830	-	1,024,507
Advances from third parties	22,000	-	22,000
Net Cash Provided by Financing Activities	909,830	5,186	1,106,306

Net (Decrease) Increase in Cash	26,809	(54)	44,201
Cash at Beginning of Period	17,392	1,010	-
CASH AT END OF PERIOD	$44,201	$956	$44,201

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of MDTI	$-	$-	$5,000
Stock issued for acquisition of ILAD	$390,000	$-	$390,000
Advances acquired in acquisition of MDTI	$-	$-	$44,669
Debt acquired in acquisition of ILAD	$80	$-	$80
Website costs acquired in acquisition of ILAD	$10,000	$-	$10,000

The accompanying notes are an integral part of these unaudited financial statements

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
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

Furniture and Equipment

The Company purchased office furniture and equipment during the nine months ended June 30, 2012, for $16,512. Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the nine months ended June 30, 2012 was $1,376.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Computer Equipment

The Company purchased a computer and related equipment during the nine months ended June 30, 2012, for $9,962. Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the nine months ended June 30, 2012 was $938.

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. All costs incurred during the nine months ended June 30, 2012 were considered to be in the application development stage. The computer software costs have an estimated useful life of 3 years.

Website development costs

Website development costs represent an asset that was acquired in the acquisition of ILAD. The costs were accounted for in accordance with ASC 350-50. At June 30, 2102 the Company determined its website development costs were impaired and recorded a related impairment loss of $7,500 in its statement of operations.

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net assets acquired. In accordance with ASC 350-20-35, goodwill of a reporting unit shall be tested on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Goodwill is reviewed for impairment utilizing a two-step process. The first step requires us to calculate the fair value of each reporting unit, which we primarily determine using a market approach based on an average of public company market values comparable to our company. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized

The Company assessed Goodwill for impairment at June 30, 2012 and decided there was an impairment. The Company charged $396,206 to impairment loss on Goodwill as at June 30, 2012 as an impairment loss.

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

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

On June 30, 2012 the Company had a net operating loss carry forward of $2,513,276 for income tax purposes.  The tax benefit of approximately $829,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable as the Company is unable to establish a predictable projection of operating profits for future years. The loss carryforwards will begin to expire in 2027.

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
June 30, 2012
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

3.           COMPUTER SOFTWARE

Computer software on the balance sheet represents costs incurred to develop software for our websites. We are in the application development stage with these costs, and have capitalized $154,891 in related costs to June 30, 2012. As of January 1, 2012, we determined that the related asset was ready for its intended use (the websites became functional). Accordingly, we began amortizing these costs over the 3 year period, which is the estimated useful life of this asset. Total amortization expense during the nine months ended June 30, 2012 was $21,618.

4.           WEBSITE DEVELOPMENT COSTS

Website development costs represent an asset that was acquired in the acquisition of ILAD. These costs (initially $10,000) are being amortized over 3 years, which is the estimated useful life of this asset. Total amortization expense during the nine months ended June 30, 2012 was $2,500. The Company determined its website development costs were impaired and recorded a related impairment loss of $7,500 in its statement of operations.

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

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

5.           ACQUISITION OF I LIKE A DEAL LLC (Cont’d)

Each warrant entitles the holder to purchase 50,000 shares of common stock at 60% of the closing price of the Company’s common stock, in the first year, and at the closing price in the second year (each warrant has a term of two years).

The Company assessed Goodwill for impairment at June 30, 2012 and decided there was an  impairment. The Company charged $396,206 to impairment loss on Goodwill as at June 30, 2012 as an impairment loss.

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

7.           DISCONTINUED OPERATIONS

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Nine months ended June 30, 2012	Nine months ended June 30, 2011	From January 18, 2007 (date of inception) to June 30, 2012
General and administrative	$-	$11,264	$127,569
Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
Total Discontinued Operations	$-	$11,264	$137,569

8.           NOTE PAYABLE

On January 20, 2012, the Company entered into a Line of Credit Agreement with Quarry Bay Capital LLC for advances of up to $1,000,000 that are payable on demand, bearing simple interest of 6% per annum, and are convertible into common stock of the Company at $0.25 for every dollar of debt outstanding. All previous advances from a third party were converted to a note payable under this line of credit agreement. Subsequent to the quarterly period ended June 30, 2012, on August 16, 2012 the Company signed an agreement to change the share conversion price on the Line of Credit Agreement to $0.10 per share.

During the nine months ended June 30, 2012, the Company received cash advances from a third party of $334,578 that were converted to a note payable as indicated above (additional advances of $18,546 were received from another third party and not included in this line of credit note payable) and received additional loans under the line of credit agreement of $ 553,252. As of June 30, 2012, the total amount due under this line of credit was $1,069,176.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

8.           NOTE PAYABLE ( Cont’d)

Additionally, the Company agreed to accrue interest on the advances from the date the advance was received, at 6% per annum. The total related accrued interest and interest expense that was recorded as of and for the nine months ended June 30, 2012, was $21,480.

As the fair value of the Company’s stock exceeded the conversion price on the date the loans were executed, a beneficial conversion feature was created. Also, as the intrinsic value of the beneficial conversion feature was greater than the proceeds allocated to the convertible debt, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocated to the convertible debt ($1,034,443). Also, as these notes are payable on demand and there are no other conversion restrictions, the discount has been fully amortized to interest expense, during the nine months ended June 30, 2012.

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

During the nine months ended June 30, 2012 the Company granted 100,000 options to the owners of ILAD as part of the purchase agreement.  The options were granted on October 3, 2011, have an exercise price of $0.23 if exercised in the first year or $0.39 if exercised after that and a term of 5 years.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

10.         STOCK BASED COMPENSATION ( Cont’d)

Common Stock options

The following table summarizes stock option activity during fiscal year 2012 :
	Stock Options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value
Options outstanding September 30, 2011	8,000,000	0.25	4.1	480,000
Granted	100,000	0.31	4.3	-
Forfeitures	-	-	-	-
Exercised	-	-	-	-
Options outstanding June 30, 2012	8,100,000	$0.25	4.1	480,000
Options exercisable June 30, 2012	-	-	-	-

The fair value of the 2012 option grant is estimated on the date of grant using the Black-Scholes option pricing model and was included in the software purchase price.

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

12.         SUBSEQUENT EVENTS

On July 23, 2012 the Company completed a Line of Credit agreement with Quarry Bay Capital LLC for advances up to $1,000,000 payable on demand, bearing interest of 6% per annum and a provision allowing the lender to convert the debt into common shares of the Company, at $0.25 per share. In addition, the lender shall be granted cashless warrants to buy the same number of shares as those converted, on the January 20, 2012 agreement and this agreement, at an exercise price of $0.25 per share.  On August 16, 2012 the Company signed an agreement to change the share conversion price on the Line of Credit agreements to $0.10 per share as opposed to $0.25 per share. The agreement also reduced the warrant price per share from $0.25 to $0.15 per share.

MARINE DRIVE MOBILE CORP.
formerly Sona Resources, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

12.         SUBSEQUENT EVENTS (Cont’d)

On July 26, 2012 the Company announced that it has signed a Memorandum of Agreement with Pay2Gate, LLC a Delaware corporation to develop an m-commerce payment gateway platform. Mobile commerce aka “m-commerce” refers to consumers shopping via wireless handheld accessories such as cell phones or PDA’s (the “Joint Venture”). M-commerce technology or web services is a version of a company’s website that is designed to fit within the constraints of a cell phone or PDA.

This Joint Venture will help facilitate the need to provide a payment gateway solution for mobile commerce, commonly referred to as m-commerce. Pay2Gate will hold a 75% ownership and will finance the cost of developing the project. Marine Drive will hold a 20% ownership with an additional 5% for managing and developing the project.

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

Our Business

Marine Drive Mobile has developed a proprietary technology platform designed to provide merchants with a new method of marketing to existing and loyal customers.  We generate revenue primarily through transaction fees associated with the use of our deal management software (“DMS”).   The deal management software provides companies of all sizes the ability to create their own electronic discount offers (coupons), make those offers available to targeted customer groups, and send them out through their own distribution channels.

We generate revenues by collecting a small transaction fee for the use of the DMS.  Consumers purchase “deal offers” from Marine Drive for $1, locking in the merchant’s future discounted deal. When the purchased deal offer is redeemed, the consumer then pays the merchant directly for full cost of the deal.  The platform is provided at no cost to the merchant, with the merchant’s customer paying Marine Drive a $1 fee for the right to the merchant’s deal at a future time.

Our DMS was officially introduced to the golf industry in January 2012 at the PGA Merchandise Show through the website eTeeoff.com, an easy-to-use platform to connect golf merchants to consumers. During this quarter, we signed a Memorandum of Agreement with TapIn Solutions, LLC to make eTeeoff and the Marine Drive DMS available to their network of 3,400 golf courses and 450 product distributors across the country.

As part of the agreement, our software was fully integrated into TapIn’s web based platform at the end of June 2012, and we are now commencing to introduce the DMS to approximately 150 of TapIn golf courses throughout the U.S.  This represents the first phase of our joint venture, which will be completed by September with the goal ultimately to integrate into TapIn’s entire network.

We intend to use our experience with TapIn to build a strong structure to introduce our DMS to additional m-Commerce marketing platforms aimed at other lifestyle verticals and retail sectors.  These new markets will be identified and pursued based on the strength and connection to a strong and cohesive customer profile.  Our goal is to expand our offerings by integrating additional features into our DMS, including mobile applications to integrate electronic coupon applications to the mobile platform, as well as social media tools and applications.

Our current and future operations are focused on continuing to carry out our business plan through the marketing and continued development of our Deal Management Software, its first client TapIn, new applications of the software, and the continued evaluation of potential strategic acquisitions and/or partnerships.

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

The potential acquisition strategies we are considering are dependent upon our ability to obtain third party financing in the form of debt and/or equity.  Such financings may not be available or may not be available on reasonable terms.  As of June 30, 2012, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities.

Results of Operations – Since inception to June 30, 2012

For the nine months ended June 30, 2012, we incurred a net loss of $2,166,707 from continuing operations.  The net loss for the nine months ended June 30, 2011 of $11,264 has been classified as discontinued operations.

For the three months ended June 30, 2012, we incurred a net loss of $1,017,967 from continuing operations.  The net loss the three months ended June 30, 2011 of $3,198 has been classified as discontinued operations

Impairment losses of $396,206 and $7,500 recognized during the three and nine months ended June 30, 2012 reflect the review of the ILAD website and Goodwill.

General and administration expenses for the nine months ended June 30, 2012, amounted to $527,653 with management salaries of $192,500, legal expense of $60,143, website expense of $58,711, investor relations of $48,512, accounting expense of $34,690, amortization expense of $27,682 and travel expense of $27,678.

 Interest expense of $1,063,046 related the amortization of the debt discount of $1,063,046, and other interest accrued on the note payable.

General and administration expenses for the three months ended June 30, 2012, amounted to $192,988 with management salaries of $34,000, legal expense of $12,412, website expense of $39,740, investor relations of $32,755, accounting expense of $15,190, amortization expense of $16,322 and travel expense of $20,686.

Sales Marketing expenses for the nine months ended June 30, 2012 amounted to $172,302 reflecting the need of the new business focus to contact customers and merchants.  Major expense items were $69,765 for staff, $52,779 for materials  and $33,635 for advertising services.

Sales and Marketing expenses for the three months ended June 30, 2012 amounted to $69,813 reflecting the need of the new business focus to contact customers and merchants.  Major expense items were $42,511 for staff, $23,401 for advertising.

As of June 30, 2012, we had accumulated loss since inception of $2,513,276 being $2,375,707 from continuing operations and $137,569 from discontinued operations. We have not generated any revenue from operations since inception.

Cash and Cash Equivalents

As of June 30, 2012, we had cash of $44,201 as compared to $17,392 as of September 30, 2011. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan. As such, we further anticipate that we will have to raise additional capital of approximately $3.5 million to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $44,201 and working capital deficiency of $1,143,465. During the nine month period ended June 30, 2012, we funded our operations from advances and loans from a third party. On January 20, 2012 we completed a line of credit agreement for $1,000,000, from which we have drawn $1,040,573 as of June 30, 2012. If we have a change in our operating plans, increased expenses, or other events may cause us to seek even greater equity or debt financing in the future.

For the nine month period ended June 30, 2012, we used net cash of $701,657 in operations. Net cash used in operating activities increased from $5,240 for the nine month period ended June 30, 2011.

In order to execute on our business strategy, we will require additional working capital, commensurate with our operational needs. Our current cash requirements are significant due to the planned development and expansion of our business. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months. In addition to the Line of Credit, we are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next twelve months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. There are no assurances that we will be able to raise the required working capital on favorable terms, or that such working capital will be available on any terms when needed.

On July 23, 2012 the Company completed a Line of Credit agreement with Quarry Bay Capital LLC for advances up to $1,000,000 payable on demand, bearing interest of 6% per annum and a provision allowing the lender to convert the debt into common shares of the Company, at $0.25 per share. In addition, the lender shall be granted cashless warrants to buy the same number of shares as those converted, on the January 20, 2012 agreement and this agreement, at an exercise price of $0.25 per share. On August 16, 2012 the Company signed an agreement to change the share conversion price on the Line of Credit agreements to $0.10 per share as opposed to $0.25 per share. The agreement also reduced the warrant price per share from $0.25 to $0.15 per share.

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

Our existing capital resources will not be sufficient to meet our current obligations and operating requirements or our aggressive growth and acquisition plans. Therefore, we will need to rely on the Line of Credit and/or raise additional capital in the next 12 months. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us. Over the next twelve months, management estimates that we will require approximately $3.0 million to fund our operational and research and development needs.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at June 30, 2012 (the “Evaluation Date”).  Upon completion of their evaluation, our management has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal controls over financial reporting.

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

Even though management’s assessment that our internal controls over financial reporting are not effective and there are certain material weaknesses as indicated below, management believes that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

As of June 30, 2012, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A. RISK  FACTORS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

Line of Credit:
On July 23, 2012 the Company completed a Line of Credit agreement with Quarry Bay Capital LLC for advances up to $1,000,000 payable on demand, bearing interest of 6% per annum and a provision allowing the lender to convert the debt into common shares of the Company, at $.25 per share. In addition, the lender shall be granted cashless warrants to buy the same number of shares as those converted, on the January 20, 2012 agreement and this agreement, at an exercise price of $0.25 per share.

Joint Venture Agreement:
On July 26, 2012 the Company announced that it has signed a Memorandum of Agreement with Pay2Gate, LLC a Delaware corporation to develop an m-commerce payment gateway platform. Mobile commerce aka “m-commerce” refers to consumers shopping via wireless handheld accessories such as cell phones or PDA’s. M-commerce technology or web services is a version of a company’s website that is designed to fit within the constraints of a cell phone or PDA (the “Joint Venture”).

This Joint Venture will help facilitate the need to provide a payment gateway solution for mobile commence, commonly referred to as m-commerce. Pay2Gate will hold a 75% ownership and will finance the cost of developing the project. Marine Drive will hold a 20% ownership with an additional 5% for managing and developing the project.

Amendment to Line of Credit Agreements:
On August 16, 2012 the Company signed an agreement to change the share conversion price on the Line of Credit agreements to $0.10 per share as opposed to $0.25 per share. The agreement also reduced the warrant price per share from $0.25 to $0.15 per share.

ITEM 6.                      EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
2.1	Share Exchange Agreement, dated June 6, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on June 9, 2011)

3.1	Certificate of Incorporation (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.2
Articles of Incorporation (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959 and Current Report on Form 8-K filed on June 30, 2011)

3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

10.1	Line of Credit agreement (incorporated by reference from registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012)

10.2	Line of Credit agreement dated July 23, 2012

10.3	Amendment to Line of Credit Agreements dated August 16, 2012

10.4	Memorandum of Agreement with Pay2Gate LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE DRIVE MOBILE CORP.
(Registrant)

Date: August 20, 2012	/s/ COLIN MACDONALD
Colin MacDonald
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 20, 2012	/s/ MONIKA SAGAR
Monika Sagar
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)