Form 10-Q/A
period 2012-06-30
Marine Drive Mobile Corp.
filed 2012-09-12
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
August 14, 2012: 38,220,000 common shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Marine Drive Mobile Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language);

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

10.1	Line of Credit agreement (incorporated by reference from registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012)

10.2	Line of Credit agreement dated July 23, 2012

10.3	Amendment to Line of Credit Agreements dated August 16, 2012

10.4	Memorandum of Agreement with Pay2Gate LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) filed on August 20, 2012

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer) filed on August 20, 2012

32	Section 1350 Certifications filed on August 20, 2012

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE DRIVE MOBILE CORP.
(Registrant)

Date: September 12, 2012	/s/ COLIN MACDONALD
Colin MacDonald
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 12, 2012	/s/ MONIKA SAGAR
Monika Sagar
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)