Form 10-K
period 2012-09-30
Marine Drive Mobile Corp.
filed 2013-02-19
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-53502

MARINE DRIVE MOBILE CORP. (formerly Sona Resources, Inc.)
(Name of registrant as specified in its charter)

Nevada	68-0676667
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

123 West NYE Ln., Ste. 129, Carson City NV	89706
(formerly 1278 Indiana #301, San Francisco, CA)	(formerly 94107)
(Address of Principal Executive Offices)	(Zip Code)

(415) 839-1055
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒	NO [ ]

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

Large oaccelerated filer [ ]	Accelerated ofiler [ ]

Non-accelerated ofiler (do not check if smaller reporting company) [ ]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [ ]	NO ☒

    The Company’s common stock was not actively traded as of the last business day of the Company’s most recently completed second fiscal quarter.

As of February 19, 2012, there were outstanding 45,820,000 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

		Page
ITEM 1	—BUSINESS	4
ITEM 1A	—RISK FACTORS	8
ITEM 1B	—UNRESOLVED STAFF COMMENTS	19
ITEM 2	—PROPERTIES	19
ITEM 3	—LEGAL PROCEEDINGS	19
ITEM 4	—RESERVED	19
ITEM 5	—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEM 6	—SELECTED FINANCIAL DATA	20
ITEM 7	—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A	—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 8	—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	25
ITEM 9	—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	26
ITEM 9A	—CONTROLS AND PROCEDURES	26
ITEM 9B	—OTHER INFORMATION	27
ITEM 10	—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	27
ITEM 11	—EXECUTIVE COMPENSATION	30
ITEM 12	—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	31
ITEM 13	—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	32
ITEM 14	—PRINCIPAL ACCOUNTING FEES AND SERVICES	33
ITEM 15	—EXHIBITS, FINANCIAL STATEMENT SCHEDULES	34
SIGNATURES		35
INDEX TO FINANCIAL STATEMENTS		25
INDEX TO EXHIBITS

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

In August 2012, MDT announced that it was rebranding eTeeoff.com under the management of TapIn Solutions, LLC.  The Company’s technology has evolved beyond the golf industry space, and is geared for any industry or company. TapIn Solutions, LLC continues its leadership position in the golf industry as an online marketer and has a well-established presence in the community. As part of the successful integration of the Company’s deal management software, eTeeoff.com will transition under the management of TapIn Solutions, thus rebranding the asset under their name.

Overview

Marine Drive Mobile Corp is a customer loyalty technology company that provides mobile rewards programs, digital coupons, promotions, and deal management solutions (DMS).  We enable our clients to manage sales through real-time transactions, end-user data, enhanced brand marketing strategies, and customer loyalty-reward programs.  Our loyalty engine works across all communication platforms and displays – mobile, tablet, & PC – putting real-time deals in the hands of today’s consumer.

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

To achieve our business objectives, we will need to establish both a dedicated customer base and a dedicated merchant base. The development of each such group will likely be dependent on the development of the other, as potential customers will find our service more beneficial if we are able to offer them a diverse group of merchants with a wide variety of product offerings. Similarly, merchants will be able to extract more value from our products and services if such products and services allow the merchants to access a large potential customer base. Our ability to attract both customers and merchants will depend upon the accessibility and perceived benefits of our products and services, as well as our ability to keep up with changing market trends. The strength of our product and service lineup will depend upon our ability to establish and maintain a strong development team, fund intellectual property development and acquisition, and adequately protect such intellectual property once it is developed. To address these risks we are seeking to expand our intellectual property portfolio through acquisitions, as well as in-house development. In addition, we plan to seek debt or equity financing, or institutional borrowing, to provide us with adequate capital to fund our development and marketing efforts.

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

Since the acquisition of MDT, we have had significant on-going operations, developed proprietary software to use in our products, developed and launched a product, eTeeoff.com, created a marketing plan and sales team, hired contract employees and management and have been actively seeking potential acquisition or development targets, and negotiating and closing transactions with such targets.

Our current and future operations are and will be focused on continuing to carry out our business plan through the marketing and continued development of our deal management software, and our future products, continued software development efforts, the integration of the intellectual property we have acquired through the MDT, and the continued evaluation of potential strategic acquisitions and/or partnerships.

Products

Deal Management Software (DMS)

At the core is Marine Drive's Deal Management Service. Our deal management software (DMS) which provides companies of all sizes the ability to not only enter the e-commerce space, but gives them a clear path of adoption to fast growing mobile-commerce transactions. With this significant cultural and technological shift taking place, Marine Drive Mobile uses flexible design to integrate its platform with iPhone, android and even javascript enabled blackberry devices.

Our innovative model involves an intuitive and integrated interface for both web and mobile platforms, and has been designed for the needs of merchants and consumers.  Along with high quality professional support, creating and promoting deal offers through our platform is as easy as sending an email. Redeeming a deal is simply a matter of hitting a button on a phone, scanning a QR code, or entering a deal ID.

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
Critical to our business model is the ability our technology platform to provide detailed analytics and reporting, both internally and to our merchant customers, which allows all stakeholders to retarget marketing and promotional campaigns to increase revenue and gross profit.

Pricing

Our strategy will be to derive revenue primarily from a small fee levied on all transactions conducted on any one of our m-Commerce platforms. This transaction fee is based on a sliding scale and varies depending on the full cost of the merchant’s offer, the discounted price of the offer, and the relationship of both of these to the percentage discount being offered. We have established an optimal minimum price of $1 per coupon transaction to cover servicing costs such as: deal assemblage, advertising and promotional costs, platform support, and other related expenses. The intent of this pricing model is to offer excellent deals to customers with as little cost as possible passed onto the merchants, allowing merchants to offer bigger and better deals as often as they wish without sacrificing profits.

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

Our technology is being built to allow consumers to interact and engage with social media channels such as Facebook and Twitter. Merchants accessing our m-Commerce software and platform will have access to these marketing tools. Merchants will be able to expand the reach of their offers by taking advantage of social media tools that improve their customer’s ability to share merchant offers and promotions through their social network, with the potential for distribution to go viral. As used in this document, the term “go viral” refers to using pre-existing social networks to produce dramatic increases in brand awareness or to achieve other marketing objectives (such as product sales) through the spread of the business message across such social networks via a self-replicating viral processes, analogous to the spread of biological viruses or computer viruses.

Technology

We continue to develop proprietary transactional m-Commerce applications that allow merchants to participate in the online customer loyalty and daily deal promotional market. Designed as a SaaS-based platform, it will allow merchants to easily launch and integrate a daily deal/coupon system into their electronic marketing program.

Smartphones are increasingly being used as a transactional tool and mobile wallet. We intend for our products and services to be at the forefront of this growth. Utilizing our existing in-house expertise we intend to release new versions of our technology platform over the next 12 months to incorporate many of the following tools and applications:

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

In addition, certain states and foreign jurisdictions have requirements for disclosure and product terms and conditions, including expiration dates and permissible fees, which might apply to us. Some states and foreign jurisdictions also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business

Employees

Currently, we have five full time contracted employees which includes our CEO.  We have also hired three part-time employees to assist in the on-going operations of the Company.  Other work, including work relating to our sales efforts, is subcontracted to consultants on an as-needed basis.  We intend to grow our employee base based on the demands and requirements of the business.

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

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product.  We are a development stage company that has yet to generate any revenue. It is our business plan to design and develop Internet and m-Commerce products and services for consumer-facing businesses.  Currently, we have deployed only one e-commerce platform for a specific market (the golf industry) in a particular geographical area.  Accordingly, there is no guarantee that we will be able to expand our number of offerings or that our products and services will be able to generate any significant revenues.  As a development stage company, we face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can:

●	develop our offering of products and services in a manner that enables us to be profitable and meet our merchants’ requirements;

●	develop and maintain relationships with key merchants that will be necessary to optimize the market value of our products and services;

●	raise sufficient capital in the public and/or private markets; or

●	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We have no revenues and have incurred and expect to continue to incur substantial losses.

Since inception through September 30, 2012, we have not generated any revenues and we have generated significant operating losses since our formation and given our recent shift in business focus we expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the year ended September 30, 2012, our net loss was $2,571,444 and as of September 30, 2012 our accumulated deficit, was $2,918,013.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs, and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.  We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities, and we will require significant additional capital in order to implement our business plan and continue our operations.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended September 30, 2012.

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

The commercial success of our future products and services will be dependent on their acceptance by potential customers.  Many of our products and services will be m-Commerce applications developed for smartphones or other mobile devices and may not be compelling to users due to a number of reasons, including, among others, competitors’ services, service failures, or our inability to adequately market our services.  Moreover, purchasing goods and services through a mobile device is not yet as widespread or accepted as traditional e-commerce, and it is possible that consumers may never fully embrace m-Commerce to the extent necessary for our business to succeed. If we are unable to attract mobile device users to our services, we may be unsuccessful in attracting both merchants and consumers to our services and could experience a material adverse impact on our financial condition and operating results

Our business will be dependent upon consumers’ willingness to use the Internet for commerce.

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

ITEM 1B— UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2   — PROPERTIES

Our head office is located 123 West NYE Ln., Ste. 129, Carson City NV.  We have had to postpone the opening of the New York office.  Our main telephone number is (415) 839-1055.

ITEM 3   — LEGAL PROCEEDINGS

 None.

ITEM 4   — RESERVED

 Not applicable.

PART II

ITEM 5   — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Year Ended September 30, 2012	High		Low
First Quarter (December 31, 2010)	$	N/A	$	N/A
Second Quarter (March 31, 2011)	$	N/A	$	N/A
Third Quarter (June 30, 2011)	$	N/A	$	N/A
Fourth Quarter (September 30, 2011)		$.01		$.45
First Quarter (December 31, 2011)		$.55		$.30
Second Quarter (March 31, 2012)		$.87		$.40
Third Quarter (June 30, 2012)		$1.16		$.31
Fourth Quarter (September 30, 2012)		$.48		$.02

Stockholders

As of February 15, 2013, there were 45,820,000 shares of common stock issued and outstanding held by 76 stockholders of record (not including street name holders).

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

ITEM 6   — SELECTED FINANCIAL DATA

Not applicable.

ITEM 7   — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our first market-ready property is the customer loyalty and online e-couponing platform, designed specifically to provide merchants with a low-cost m- and e-Commerce alternatives to daily deal providers such as Groupon.

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

Our current and future operations are focused on continuing to carry out our business plan through the marketing and continued development of our customer loyalty engine and deal management software, and our future products, continued software development efforts, the integration of the intellectual property we have acquired, and the continued evaluation of potential strategic acquisitions and/or partnerships.

Results of Operations

Our operations to-date have primarily consisted of securing intellectual property rights and product development. In addition we have entered into agreements to assist in the marketing of the product.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

Financial Condition as of September 30, 2012

We reported total current assets of $83,276 at September 30, 2012 being cash in the bank.  Total current liabilities reported of $1,490,471 consisted of accounts payable of $70,786, advances from a related party of $27,523, and a note payable of $1,392,162.  We had a working capital deficit of $1,407,195 at September 30, 2012.

Stockholders’ Deficiency increased from $259,894 at September 30, 2011 to $919,613 at September 30, 2012.  This increase is due primarily to the  interest on notes payable, impairment of goodwill, staff  increases, legal and accounting expenses.

Cash and Cash Equivalents

As of September 30, 2012, we had cash of $83,276. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1,000,000 to fund our operational and research and development needs over the next twelve months.

Results of Operations for the Fiscal Year Ended September 30, 2012

For the fiscal year ended September 30, 2012, we incurred a net loss of $2,571,444 from continuing operations.

 Impairment loss on goodwill for the year ended September 30, 2012 was $411,939. On October 3, 2011 (the “Closing Date”), the Company completed the acquisition of the outstanding membership interests of I Like A Deal, LLC, a Nevada limited liability company (“ILAD”), pursuant to the terms of the Membership Interests Purchase Agreement, dated August 26, 2011.The Company issued 1,000,000 shares of its common stock, with a fair value of $390,000 using the market price of the Company’s stock on the closing date, plus 2 warrants with a fair value of $31,925 (using the Black-Scholes valuation model), to acquire 100% of the Member interests of ILAD. The Company acquired from ILAD website costs with a fair value of $10,000, and debt of $80; accordingly, Goodwill was generated in the amount of $411,939.

The Company assessed Goodwill for impairment at June 30, 2012 and decided there was an impairment. The Company charged $411,939 to impairment loss on Goodwill as at June 30, 2012 as an impairment loss.

Impairment loss on website development costs for the year ended September 30, 2012 was $7,500. Website development costs represent an asset that was acquired in the acquisition of ILAD. These costs (initially $10,000) are being amortized over 3 years, which is the estimated useful life of this asset. Total amortization expense during the nine months ended June 30, 2012 was $2,500. The Company assessed the website for impairment and charged the unamortized balance of$7,500 to an impairment loss on website.

General and administration expenses for the fiscal year end September 30, 2012, amounted to $724,804.  Major cost areas included management costs of $216,400, system maintenance of $96,569, investor relations of $74,410,amortization of $69,045, legal expense of $66,477,  travel and meals of $59,865, consulting expense of $53,844 and accounting expense of $47,800.

Sales and marketing expense for the fiscal year ended September 30, 2012 was $227,965 with staff costs of $119,715, materials of $52,779 and advertising expense of $35,273.

Interest expense for the fiscal year ended September 30, 2012 was $1,199,236 which included debt discount amortization of $1,153,516 and interest on the line of credit of $45,720.  As the fair value of the Company’s stock exceeded the conversion price on the date the loans were executed, a beneficial conversion feature was created. Also, as the intrinsic value of the beneficial conversion feature was greater than the proceeds allocated to the convertible debt, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocated to the convertible debt. Also, as these notes are payable on demand and there are no other conversion restrictions, the discount was fully amortized to interest expense, during the year ended September 30, 2012.

Results of Operations for the Fiscal Year Ended September 30, 2011

For the fiscal year ended September 30, 2011, we incurred a net loss of $209,000 from continuing operations.

General and administration expenses for the fiscal year end September 30, 2011, amounted to $147,016 with legal and accounting expenses of $102,953.

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations of $13,649.

MDM issued 5,000,000 shares of its common stock (at $.001 per shares) and acquired net liabilities with a fair value of $44,699, resulting in Goodwill of $49,669. The Company assessed the Goodwill for impairment on September 30, 2011, and determined that it was impaired. Accordingly, the Company recorded a related impairment loss in its statement of operations of $49,669.

Liquidity and Capital Resources

As at September 30, 2012 we have $570,858 in total assets and $1,490,471 in current and total liabilities, compared to $17,392 in assets (cash) and $277,286 in total and current liabilities as at September 30, 2011.  Our net working capital deficiency as at September 30, 2012 was $1,407,195 compared to a working capital deficiency as at September 30, 2011 of $259,894.

For the year ended September 30, 2012, we used net cash in operating activities of $933,571, compared to $125,481 net cash used in operating activities in the year ended September 30, 2011.

During the past two fiscal years, we funded our operations from the proceeds of advances from a third party, which were converted to a formal line of credit agreement on January 20, 2012, with an additional line of credit facility being extended on July 20, 2012. Amounts of $1,392,162 and $181,346 were outstanding under these line of credit agreements at September 30, 2012 and 2011, respectively..

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

Our existing capital resources will not be sufficient to meet our current obligations and operating requirements or our aggressive growth and acquisition plans.  Therefore, we will need to raise additional capital in the next 12 months.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.  Over the next twelve months, management estimates that we will require approximately $1,000,000 to fund our operational and research and development needs.

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

Contractual Obligations

As of September 30, 2012, the end of our latest fiscal year, we did not have any long-term debt or purchase obligations.

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same. At September 30, 2012 and 2011, we had not dilutive common stock equivalents.

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. All costs incurred during the year ended September 30, 2012 were considered to be in the application development stage. The computer software costs have an estimated useful life of 3 years. Costs related to design or maintenance of internal use software are expensed as incurred.

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

Not applicable.

ITEM 8   — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

Financial Statement Schedules.

The following financial statements are included in this report:

Title of Document	Page

Report of Sadler, Gibb & Associates, LLC	F-1

Report of Madsen & Associates CPA's, Inc.	F-2

Consolidated Balance Sheets as at September 30, 2012 and 2011	F-3

Consolidated Statements of Operations for years ended September 30, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to September 30, 2012	F-4

Consolidated Statement of Stockholders’ Deficiency for the period from January 18, 2007 (date of inception) to September 30, 2012	F-5

Consolidated Statements of Cash Flows for years ended September 30, 2012 and 2011 and for the period ended January 18, 2007 (date of inception) to September 30, 2012	F-6

Notes to the Consolidated Financial Statements	F-7 to F-14

*

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Marine Drive Mobile Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Marine Drive Mobile Corp. (a Development Stage Company) (the Company) as of September 30, 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and for the period January 18, 2007 (date of inception) to September 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended September 30, 2011 were audited by other auditors whose report, dated January 2, 2012, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Drive Mobile Corp. (a Development Stage Company) as of September 30, 2012, and the consolidated results of its operations and its cash flows for the year ended September 30, 2012, and for the period January 18, 2007 (date of inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, he Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
February 19, 2013

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

/s/ Madsen & Associates CPA’s, Inc.
Murray, Utah
January 2, 2012

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30, 2012	September 30, 2011
ASSETS

CURRENT ASSETS
Cash	$83,276	$17,392
Total Current Assets	83,276	17,392

PROPERTY AND EQUIPMENT
Furniture and equipment, net of accumulated depreciation of $2,833	14,656	-
Computer equipment, net of accumulated depreciation of $2,118	12,038
Computer software, net of accumulated amortization of $18,828	460,888	-
Total Property and Equipment	487,582	-

Total Assets	$570,858	$17,392

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$70,786	$68,417
Advances from related parties	27,523	27,523
Note payable	1,392,162	181,346
Total Current Liabilities	1,490,471	277,286

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
39,220,000 and 37,220,000 shares issued and outstanding, respectively	39,220	37,220
Additional paid-in capital	1,959,180	49,455
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(2,780,444)	(209,000)
Total Stockholders’ Deficiency	(919,613)	(259,894)

Total Liabilities and Stockholders’ Deficiency	$570,858	$17,392

The accompanying notes are an integral part of these consolidated financial statements

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For years ended September 30, 2012 and 2011 and for the period January 18, 2007 (date of inception) to September 30, 2012

	Year ended	Year ended	From January 18, 2007 (date of inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
REVENUES	$-	$-	$-

EXPENSES
Impairment loss on goodwill	411,939	49,669	461,608
Impairment loss on website	7,500	-	7,500
General and administrative expense	724,804	147,016	871,820
Marketing expense	227,965	12,315	240,280
Total expenses	1,372,208	209,000	1,581,208

OTHER (INCOME) EXPENSE:
Interest Expense	1,199,236	-	1,199,236
Total other expense	1,199,236	-	1,199,236

NET LOSS FROM CONTINUING OPERATIONS	(2,571,444)	(209,000)	(2,780,444)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	(13,649)	(137,569)

NET LOSS	$(2,571,444)	$(222,649)	$(2,918,013)

NET LOSS PER COMMON SHARE
Basic and diluted (continuing operations)	$(0.07)	$(0.00)
Basic and diluted (discontinued operations)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	38,296,503	100,874,877

The accompanying notes are an integral part of these consolidated financial statements

MARINE DRIVE MOBILE CORP
(Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Period January 18, 2007 (date of inception) to September 30, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated during Exploration	Deficit Accumulated during Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Stage	Equity
Balance January 18, 2007	-	$-	$-	$-	$-	$-
Issuance of common shares for cash-August 31, 2007	80,000,000	80,000	(78,000)	-	-	2,000
Issuance of common shares for cash-September 30, 2007	24,220,000	24,220	6,055	-	-	30,275
Capital contribution – expenses	-	-	2,600	-	-	2,600
Net operating loss for the period January 18, 2007(Date of inception) to September 30, 2007	-	-	-	(19,151)	-	(19,151)
Balance as at September 30, 2007	104,220,000	104,220	(69,345)	(19,151)		15,724
Capital contribution – expenses	-	-	15,600	-	-	15,600
Net operating loss - September 30, 2008	-	-	-	(49,151)	-	(49,151)
Balance as at September 30, 2008	104,220,000	104,220	(53,745)	(68,302)		(17,827)
Capital contribution – expenses	-	-	15,600	-	-	15,600
Net operating loss - September 30, 2009	-	-	-	(28,800)	-	(28,800)
Balance as at September 30, 2009	104,220,000	104,220	(38,145)	(97,102)		(31,027)
Capital contribution – expenses	-	-	15,600	-	-	15,600
Net operating loss - September 30, 2010	-	-	-	(26,818)	-	(26,818)
Balance as at September 30, 2010	104,220,000	104,220	(22,545)	(123,920)		(42,245)
Stock certificates surrendered and cancelled	(72,000,000)	(72,000)	72,000	-	-	-
Acquisition of Marine Drive Technologies Inc	5,000,000	5,000	-	-	-	5,000
Net operating loss - September 30, 2011	-	-	-	(13,649)	(209,000)	(222,649)
Balance as at September 30, 2011	37,220,000	37,220	49,455	(137,569)	(209,000)	(259,894)
Acquisition of ILAD	1,000,000	1,000	420,859	-	-	421,859
Discount on Line of Credit debt	-	-	1,153,516	-	-	1,153,516
Common stock for Computer Software	1,000,000	1,000	299,000	-	-	300,000
Stock based compensation	-	-	36,350	-	-	36,350
Net loss - September 30, 2012	-	-	-	-	(2,571,444)	(2,571,444)
Balance as at September 30, 2012	39,220,000	$39,220	$1,959,180	(137,569)	$(2,780,444)	$(919,613)

The accompanying notes are an integral part of these consolidated financial statements

MARINE DRIVE MOBILE CORP
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For years ended September 30, 2012 and 2011 and for the period January 18, 2007 (date of inception) to September 30, 2012

	Year Ended September 30, 2012	Year Ended September 30, 2011	From January 18, 2007 (date of inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,571,444)	$(222,649)	$(2,918,013)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim – discontinued operations	-	-	5,000
Capital contributions-non cash expense – discontinued operations	-	-	49,400
Stock based compensation	36,350	-	36,350
Impairment loss on goodwill	411,939	49,669	461,608
Impairment loss on website	7,500	-	7,500
Debt discount amortization	1,153,516	-	1,153,516
Depreciation and amortization	26,279	-	26,279

Changes in operating assets and liabilities:
Changes in accounts payable – discontinued operations	-	-	20,917
Changes in accounts payable and accrued expenses	2,289	47,499	49,788
Net Cash Provided (Used) in Operations	(933,571)	$(125,481)	(1,107,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim – discontinued operations	-	-	(5,000)
Acquisition of assets	(211,361)	-	(211,361)
Net Cash (Used) in Investing Activities	(211,361)	-	(216,361)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock – discontinued operations	-	-	32,276
Proceeds from advance from related party – discontinued operations	-	5,186	27,523
Proceeds from notes payable	1,210,816	136,777	1,347,493
Net Cash Provided (Used) in Financing Activities	1,210,816	141,863	1,407,292

Net Increase in Cash	65,884	16,382	83,276

Cash Beginning of Year	17,392	1,010	-

CASH AT END OF YEAR	$83,276	$17,392	$83,276

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Stock issued for the acquisition of MDTI	$-		$-		$5,000
Stock issued for the acquisition of ILAD	$390,000		$-		$390,000
Warrants issued for the acquisition of ILAD	$31,859			$-	$31,859
Stock issued for advances in acquisition of MDTI	$-		$-		$44,669
Debt acquired in acquisition of ILAD	$80	$			$80
Website costs acquired in acquisition of ILAD	$10,000	$			$10,000
Common stock issued for computer software	$300,000	$			$300,000

The accompanying notes are an integral part of these consolidated financial statements

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Principles of Consolidation

The consolidated financial statements include the accounts of Marine Drive Mobile Corp, Marine Drive Technologies, Inc., and I Like A Deal, LLC (ILAD). All significant intercompany balances and transactions have been eliminated in consolidation.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company has no dilutive common stock equivalents outstanding at September 30, 2012 and 2011.

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets for impairment and makes adjustments, if the carrying value exceeds fair value.

Property and Equipment

Property and equipment is stated at historical cost and depreciated over its estimated useful life.

Furniture and Equipment

The Company purchased office furniture and equipment during the year ended September 30, 2012, for $17,489. Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the year ended September 30, 2012 was $2,833.

Computer Equipment

The Company purchased a computer and related equipment during the year ended September 30, 2012, for $14,156. Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the year ended September 30, 2012 was $2,118.

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. All costs incurred during the year ended September 30, 2012 were considered to be in the application development stage. The computer software costs have an estimated useful life of 3 years. Costs related to design or maintenance of internal use software are expensed as incurred.

Website development costs

Website development costs represent an asset that was acquired in the acquisition of ILAD. The costs were accounted for in accordance with ASC 350-50. At June 30, 2102 the Company assessed the website as being impaired and charged $7,500 to an impairment loss on website.

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net assets acquired. In accordance with ASC 350-20-35, goodwill of a reporting unit shall be tested on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Goodwill is reviewed for impairment utilizing a two-step process. The first step requires us to calculate the fair value of each reporting unit, which we primarily determine using a market approach based on an average of public company market values comparable to our company. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized

The Company assessed Goodwill for impairment at June 30, 2012 and decided there was an impairment. The Company charged $411,939 to impairment loss on Goodwill as at June 30, 2012 as an impairment loss.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Revenue Recognition

The Company earns revenue through consulting fees and from transaction fees it charges customers. Consulting fees are recorded in revenue when the service is completed. Transaction fees are recorded in revenue when a customer completes a purchase on the Company’s website and the related transaction fee is charged to the customer’s credit card. No revenues have been recognized to date.

Advertising and Market Development

The company expenses advertising and market development costs as incurred. The Company incurred $227,965 and $12,315 in advertising and market development costs for the years ended September 30, 2012 and 2011, respectively.

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

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. As of September 30, 2012 and 2012, the Company has cash equivalents in the amount of $83,276 and $17,392, respectively.

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

3. COMPUTER SOFTWARE

Computer software on the balance sheet represents costs incurred to develop software for our websites and customer use. We are in the application development stage with these costs, and have capitalized $479,716 in related costs to September 30, 2012. As of February 1, 2012 and September 1, 2012, we determined that costs of $31,481 and $448,235, respectively, had become ready for their intended use. Accordingly, we began amortizing these costs over a 3 year period, which is the estimated useful life of this asset. Total amortization expense during the year ended September 30, 2012 was $26,279.

4. WEBSITE DEVELOPMENT COSTS

Website development costs represent an asset that was acquired in the acquisition of ILAD. These costs (initially $10,000) are being amortized over 3 years, which is the estimated useful life of this asset. Total amortization expense during the nine months ended June 30, 2012 was $2,500. The Company assessed the website for impairment and charged the unamortized balance of $7,500 to an impairment loss on website.

5. BUSINESS ACQUISITIONS

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

The Company issued 1,000,000 shares of its common stock, with a fair value of $390,000 using the market price of the Company’s stock on the closing date, plus 2 warrants with a fair value of $31,925 (using the Black-Scholes valuation model), to acquire 100% of the Member interests of ILAD. The Company acquired from ILAD website costs with an acquisition date fair value of $10,000, and debt of $80; accordingly, Goodwill was generated in the amount of $411,939, which is expected to be deductible for tax purposes. Acquisition related cost which are included in general and administrative expenses were immaterial.

Each warrant entitles the holder to purchase 50,000 shares of common stock at 60% of the closing price of the Company’s common stock, in the first year, and at the closing price in the second year (each warrant has a term of two years).

The Company assessed Goodwill for impairment at June 30, 2012 and decided there was an impairment. The Company charged $411,939 to impairment loss on Goodwill as at June 30, 2012 as an impairment loss.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On October 3, 2011, the Company purchased I Like A Deal LLC from Andrew Strauss, an officer of the Company, who owned 50% of ILAD.  The purchase agreement provided for the officer to receive 500,000 shares, valued at the market price of $0.39 per share on the closing date, for a value of $195,000.
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

7. DISCONTINUED OPERATIONS

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:
	Year ended September 30, 2012	Year ended September 30, 2011	From January 18, 2007 (date of inception) to September 30, 2012
General and administrative	$ -	$ 13,649	$ 127,569
Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
Total Discontinued Operations	$ -	$ 13,649	$ 137,569

8. NOTE PAYABLE

On January 20, 2012, the Company entered into a Line of Credit Agreement with Quarry Bay Capital LLC for advances of up to $1,000,000 that are payable on demand, bearing simple interest of 6% per annum, and are convertible into common stock of the Company at $.25 for every dollar of debt outstanding. All previous advances from a third party were converted to a note payable under this line of credit agreement. Per ASC 470-50-40-10b, as this amendment added a substantive conversion feature, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded.

On July 20, 2012 the Company completed an additional Line of Credit agreement with Quarry Bay Capital LLC for advances up to $1,000,000 payable on demand, bearing interest of 6% per annum and a provision allowing the lender to convert the debt into common shares of the Company, at $.25 per share. In addition, the lender shall be granted cashless warrants to buy the same number of shares as those converted, on the January 20, 2012 agreement and this agreement, at an exercise price of $0.25 per share. Per ASC 470-50-40-10a, we have determined that the fair value of the embedded conversion option has increased by more than 10% due to the addition of warrants to the agreement. Therefore, debt extinguishment account rules apply. Accordingly, the new debt instrument was initially recorded at fair value; however, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. Additionally, the Company recorded a discount on debt in the amount of $90,116, which was fully amortized to interest expense on July 20, 2012 (due to these being demand notes).

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

8. NOTE PAYABLE - Continued

On August 16, 2012, the Company entered into an amendment agreement, which reduced the conversion price on all debt issued under the first two line of credit agreements (and all subsequent debt) to $0.10 per share, and also reduced the exercise price of all warrants to be issued, to $0.15 per share. Per ASC 470-50-40-10a, we have determined that the fair value of the embedded conversion option has increased by more than 10% due to the decrease in conversion and exercise prices. Therefore, debt extinguishment account rules apply. Accordingly, the new debt instrument was initially recorded at fair value; however, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. Additionally, the Company recorded a discount on debt in the amount of $2,557, which was fully amortized to interest expense on August 16, 2012 (due to these being demand notes).

During the year ended September 30, 2012, 2012, the Company received cash advances from a third party under these line of credit agreements in the amount of $1,210,815. A total of $1,153,516 was recorded as debt discount amortization, including amounts disclosed above. As of September 30, 2012, the total amount due under these line of credit agreements was $1,392,162.

Additionally, the Company agreed to accrue interest on the advances from the date the advance was received, at 6% per annum. The total related accrued interest and interest expense that was recorded as of and for the year ended September 30, 2012, was $45,720.

As the fair value of the Company’s stock exceeded the conversion price on the date the loans were executed, a beneficial conversion feature was created. In addition, as the intrinsic value of the beneficial conversion feature was greater than the proceeds allocated to the convertible debt, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocated to the convertible debt ($1,060,843 – an additional discount of $92,673 was created with the above disclosed debt extinguishment). Also, as these notes are payable on demand and there are no other conversion restrictions, the discount was fully amortized to interest expense, during the year ended September 30, 2012.

On September 30, 2012, a total of 13,921,620 warrants were issuable under the above line of credit agreements and amendment, with a fair value on that date of $284,551.

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

On December 8, 2011, the Board of Directors of the Company adopted a 2011 Equity Incentive Plan (the “Plan”) and reserved 10,000,000 shares of the Company’s common stock for issuance thereunder to employees, consultants and other service providers of the Company. As of September 30, 2012 no options have been granted under the plan.

On July 1, 2012, the Company entered into an agreement to acquire a mobile software application to integrate into its current online platform. As part of the agreement, the Company resolved to issue 1,000,000 common shares valued at $300,000 (estimated cost of the mobile software application). The related cost is included in computer software, on the balance sheet.

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

10. STOCK BASED COMPENSATION
During the year ended September 30, 2011 the Company granted the Officers of the Company 12,000,000 stock options as part their Management contracts (4,000,000 options were forfeited during the year ended September 30, 2011). The options were granted September 12, 2011, have an exercise price of $.25, a term of ten years, with 1,500,000 options vesting on September 12, 2012 and 10,500,000 options vesting 1/7 every quarter thereafter. The Company valued these options using the Black-Scholes model and the following assumptions:  expected term of 10 years; risk-free interest rate of .55%; dividend rate of 0%; and implied volatility of 165%. This resulted in $36,500 and $0 in stock based compensation expense during the years ended September 30, 2012 and 2011, respectively. Upon exercise, the Company expects to issue shares from its currently authorized common shares.

During the year ended September 30, 2012 the Company granted 100,000 warrants to the owners of ILAD as part of the purchase agreement (see Note 5).  The warrants were granted on October 3, 2011, have an exercise price of $0.23 if exercised in the first year or $0.39 if exercised after that and a term of 2 years. The Company valued the warrants using the Black-Scholes model and the following assumptions:  expected term of 2 years; risk-free interest rate of .55%; dividend rate of 0%; and implied volatility of 165%. The calculated fair value of $31,925 was included in the purchase price allocation.

Unrecognized stock option compensation expense of $57,318 and $93,668 at September 30, 2012 and 2011, respectively, will be recorded over the next 3 years.

Common Stock options and warrants

The following table summarizes stock option activity during fiscal year 2012 :

	Stock Options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value
Options and warrants outstanding September 30, 2010	-	-	-	-
Granted	12,000,000	$0.25	10	-
Forfeited	4,000,000	$0.25
Options and warrants outstanding September 30, 2011	8,000,000	$0.25	9	$1,600,000
Granted	100,000	0.31	1.3	-
Forfeitures	-	-	-	-
Exercised	-	-	-	-
Options and warrants outstanding September 30, 2012	8,100,000	$ 0.27	7.2	$0
Options and warrants exercisable September 30, 2012	1,000,000	$ 0.25

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

11. INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance from NOL Benefit $	Net Tax Benefit
2007	19,151	2027	6,511	(6,511)	-
2008	49,151	2028	16,711	(16,711)	-
2009	28,800	2029	9,792	(9,792)	-
2010	26,818	2030	9,118	(9,118)	-
2011	222,649	2031	75,701	(75,701)	-
2012	962,139	2032	327,127	(327,127)	-
Total	1,308,708		444,961	(444,961)	-

The total valuation allowance as of September 30, 2012 was $992,124 which increased by $874,291 for the year ended September 30, 2012. In addition to the valuation allowance due to the tax benefit from NOL in the table above, the Company also recorded tax benefits of $12,359, $392,195 and $142,609 for stock-based compensation, debt discount amortization and impairment losses, respectively. These benefits were also fully allowed against, resulting in a valuation allowance of $664,997, which is included in the increase of $874,291 for the year ended September 30, 2012.

As of September 30, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended September 30, 2012, and 2011 and no interest or penalties have been accrued as of September 30, 2012 and 2011.

The tax years from 2007 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Section 382 of the Internal Revenue Code imposes limitations on net loss carryforwards when there is a change in control. Due to the subsequent replacement of the Company’s Chief Executive Officer, some of the net loss carryforward may not be available to offset future taxable income.

12. GOING CONCERN

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

13. SUBSEQUENT EVENTS

On October 19, 2012, Marine Drive Mobile Corp. (the “Company”) entered into an oral agreement (the “Amendment”) with Quarry Bay Capital LLC (“Quarry Bay”) to change the share conversion price on the Line of Credit agreements between the Company and Quarry Bay, to $0.05 per share. This amendment also reduced the exercise price of the warrants to $0.10. Also, subsequent to September 30, 2012, the Company received a further $207,930 under the line of credit facility.

On November 22, 2012, the Company received a notice from Quarry Bay to convert $1,000,000 of its debt outstanding into 20,000,000 shares of common stock.

On December 17, 2012, the Company issued 6,600,000 shares to various individuals for services provided to the Company, valued at $198,000.

ITEM 9— CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2012 as a result of material weaknesses in internal controls over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

•	As of September 30, 2012, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ending September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Colin MacDonald	50	President, Chief Executive Officer
Monika Sagar	39	Chief Financial Officer, Secretary
Ajeeta Pinheiro	38	Director
Fidel B. Pernites	53	Director

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

Committees of the Board

Our Board of Directors held no formal meetings during the 12 month period ended September 30, 2012.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

Code of Ethics

On September 30, 2011, our Board of Directors adopted a Code of Ethics that provides an ethical standard for all employees, officers and directors.  A copy of the Code of Ethics will be provided, without charge, to any person who so requests.  A copy of the Code of Ethics may be requested via the following phone number:

Marine Drive Mobile Corp.
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

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total(1)
Colin MacDonald	2012 2011	61,000 10,000	-	-	-	-	-	61,000 10,000
Barry Forward	2012 2011	35,000 10,000	-	-	-	-	-	35,000 10,000
Andrew Strauss	2012 2011	35,000 10,000	-	-	-	-	-	35,000 10,000
Brent Stafford	2011	10,000	-	-	-	-	5,000	15,000
	2012 2011	131,000 40,000	-	-	-	-	5,000	131,000 45,000

(1)	The dollar value in this column for each named executive officer or director represents the sum of all compensation reflected in the previous columns.

Employment Agreements

We have entered into a Management Contract for Services with each of Colin MacDonald and Monika Sagar, which provide for the compensation terms set forth below. Mr. Stafford left the Company in October 2011. Mr. Forward and Mr. Straus started other duties in March 2012.

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

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Executive Officers
Colin MacDonald, President 1924 Comox Street, Suite 205 Vancouver, BC V6B 2R9	5,000,000	13.10%
Ajeeta Pinheiro, Director and former Chief Executive Officer 2/41 Timurty Om Housing Society Sion, Chunnabhatti, Mumbai, India, 400022	5,000,000	13.10%
Monika Sagar, Director, Chief Financial Officer and Secretary H-89 Sarojani Nagar New Delhi, India 23	3,000,000	7.80%
Fidel B. Pernites, Director 2434 M. Dela Cruz Pasay City, Philippines	0	0%
All Officers and Directors as a Group	13,000,000	34.00%

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

Director Independence

During the year ended September 30, 2012, we had one independent director, Fidel B. Pernites.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by our independent registered accountants for the fiscal periods shown.

	September 30, 2012	September 30, 2011
Audit Fees	$38,100	$9,800
Audit — Related Fees	0	5,635
Tax Fees	0	0
All Other Fees	0	0
Total	$38,100	$15,435

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

MARINE DRIVE MOBILE CORP.

Dated: February 19, 2013	/s/ Colin MacDonald
By: Colin MacDonald
Its: President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Monika Sagar	Chief Financial Officer, Secretary and Director	February 19, 2013
Monika Sagar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ajeeta Pinheiro	Director	February 19, 2013
Ajeeta Pinheiro