Form 10-Q
period 2012-12-31
Marine Drive Mobile Corp.
filed 2013-02-19
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 000-53502

Marine Drive Mobile Corp.
(Exact name of registrant as specified in its charter)

Nevada	68-0676667 .
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West NYE Ln., Ste. 129,Carson City, NV 89706
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
February 19, 2013: 45,820,000 common shares

TABLE OF CONTENTS
		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as at December 31, 2012 and September 30, 2012	4

	Condensed Consolidated Statement of Operations For the three months ended December 31, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to December 31, 2012	5

	Condensed Consolidated Statement of Cash Flows For the three months ended December 31, 2012 and 2011 and for the period January 18, 2007 (Date of Inception) to December 31, 2012	6

	Notes to the Financial Statements	7 to 12

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Mine Safety Disclosures	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	18

	SIGNATURES	19

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Marine Drive Mobile Corp., formerly Sona Resources, Inc., (development  stage company) (the “Company”) at December 31, 2012 (with comparative figures as at September 30, 2012) and the statement of operations for the three months ended December 31, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to December 31, 2012 and the statement of cash flows for the three months ended December 31, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to December 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that can be expected for the year ending September 30, 2013.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2012 (Unaudited)	Sept. 30, 2012
ASSETS

CURRENT ASSETS
Cash	$142,323	$83,276
Prepaid expenses	2,000	-
Total Current Assets	144,323	83,276

PROPERTY AND EQUIPMENT
Furniture and equipment, net of accumulated depreciation of $4,326 and $2,833 respectively	13,586	14,656
Computer equipment, net of accumulated depreciation of $3,297 and $2,118 respectively	10,859	12,038
Computer software, net of accumulated amortization of $61,223 and $18,828 respectively	418,493	460,888
Total Property and Equipment	442,938	487,582

Total Assets	$587,261	$570,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$81,192	$70,786
Advances from related parties	27,523	27,523
Convertible note payable	1,600,092	1,392,162
Total Current Liabilities	1,708,807	1,490,471

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
45,820,000 and 39,220,000 shares issued and outstanding, respectively	45,820	39,220
Additional paid-in capital	2,529,376	1,959,180
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(3,559,173)	(2,780,444)
Total Stockholders’ Deficiency	(1,121,546)	(919,613)

Total Liabilities and Stockholders’ Deficiency	$587,261	$570,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For three months ended December 31, 2012 and 2011 and for the period January 18, 2007 (date of inception) to December 31, 2012

(Unaudited)
	Three months ended December 31		From January 18, 2007 (date of inception) to December 31,
	2012	2011	2012

REVENUES	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	-	461,608
Impairment loss on website	-	-	7,500
General and administrative expense	369,784	128,963	1,241,604
Marketing expense	15,551	44,320	255,831
Total expenses	385,335	173,283	1,966,543

OTHER (INCOME) EXPENSE:
Interest Expense	393,394	-	1,592,630
Total other expense	393,394	-	1,592,630

NET LOSS FROM CONTINUING OPERATIONS	$(778,729)	$(173,283)	$(3,559,173)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	(137,569)

NET LOSS	$(778,729)	$(173,283)	$(3,696,742)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	40,872,174	38,198,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended December 31, 2012 and 2011 and for the period January 18, 2007 (date of inception) to December 31, 2012
(Unaudited)
	Three months ended December 31, 2012	Three months ended December 31, 2011	From January 18, 2007 (date of inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(778,729)	$(173,283)	$(3,696,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claim–discontinued operations	-	-	5,000
Capital contributions–expenses paid by Officers–discontinued operations	-	-	49,400
Stock based compensation	8,436	-	44,786
Stock issued for services	198,000		198,000
Impairment loss on Goodwill	-	-	461,608
Impairment loss on Website	-	-	7,500
Debt discount amortization	370,360	-	1,523,876
Depreciation and amortization	45,067	1,250	71,346
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)		(2,000)
Changes in accounts payable–discontinued operations	-	-	20,917
Changes in accounts payable and accrued expenses	10,406	(37,564)	60,194
Net Cash Used in Operations Activities	(148,460)	(209,597)	(1,256,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	(5,000)
Acquisition of assets	(423)	(15,881)	(211,784)
Net Cash Used in Investing Activities	(423)	(15,881)	(216,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations	-	-	32,276
Proceeds from advances by related parties–discontinued operations	-	-	27,523
Proceeds from notes payable	207,930	259,578	1,555,423
Net Cash Provided by Financing Activities	207,930	259,578	1,615,222

Net Increase in Cash	59,047	34,100	142,323
Cash at Beginning of Period	83,276	17,392	-
CASH AT END OF PERIOD	$142,323	$51,492	$142,323

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of MDTI	$-	$-	$5,000
Stock issued for acquisition of ILAD	$-	$-	$390,000
Stock issued for advances in acquisition of MDTI	$-	$-	$44,669
Debt acquired in acquisition of ILAD	$-	$-	$80
Warrants issued for the acquisition of ILAD	$-	$-	$31,859
Website costs acquired in acquisition of ILAD	$-	$-	$10,000
Stock issued for software purchase	$-	$-	$300,000
Stock issued for services	$198,000	$-	$198,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

1.           ORGANIZATION AND BASIS OF PRESENTATION

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

On October 3, 2011 the Company completed the acquisition of the outstanding membership interests of I Like A Deal, LLC, a Nevada limited liability company (“ILAD”), pursuant to the terms of the Membership Interests Purchase Agreement, dated August 26, 2011 (the “Purchase Agreement”), between the Company, ILAD and ILAD’s members (the “Selling Members”).  ILAD runs an integrated website that allows users to find the “best of the best” deals locally and nationally on a daily basis including automotive, active life, education, food, fitness, hotel, restaurants, shopping, among others, by selling coupons for discounted products and services.

Basis of Presentation

The interim financial statements for the three months ended December 31, 2012 and 2011 are unaudited. These financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended September 30, 2012, filed with the SEC.

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

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

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

Furniture and Equipment

The Company purchased office furniture and equipment during the three months ended December 31, 2012, for $423. Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the three months ended December 31, 2012 was $1,493.

Computer Equipment

Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the three months ended December 31, 2012 was $1,179.

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. The computer software costs have an estimated useful life of 3 years. Total amortization expense for the three months ended December 31, 2012 was $42,395.

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

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)
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

Revenue Recognition

The Company earns revenue through consulting fees and from transaction fees it charges customers. Consulting fees are recorded in revenue when the service is completed. Transaction fees are recorded in revenue when a customer completes a purchase on the Company’s website and the related transaction fee is charged to the customer’s credit card. No revenue has been recognized to date.

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

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 35% of the common stock issued, have made no interest, demand advances to the Company of $27,523, and have made contributions to capital of $49,400 in the form of expenses paid for the Company.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

4.           DISCONTINUED OPERATIONS

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011	From January 18, 2007 (date of inception) to December 31, 2012
General and administrative	$ -	$ -	$ 127,569
Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
Total Discontinued Operations	$ -	$ -	$ 137,569

5.           NOTE PAYABLE

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

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

On October 19, 2012, the Company entered into an amendment agreement, which reduced the conversion price on all debt issued under the first two line of credit agreements (and all subsequent debt) to $0.05 per share, and also reduced the exercise price of all warrants to be issued, to $0.10 per share. Per ASC 470-50-40-10a, we have determined that the fair value of the embedded conversion option has increased by more than 10% due to the decrease in conversion and exercise prices. Therefore, debt extinguishment accounting rules apply. Accordingly, the new debt instrument was initially recorded at fair value; however, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. Additionally, the Company recorded a discount on debt in the amount of $370,360, which was fully amortized to interest expense on October 19, 2012 (due to these being demand notes).

During the three months ended December 31, 2012 and 201, the Company received cash advances from a third party under these line of credit agreements in the amount of $207,930. As of December 31, 2012, the total amount due under these line of credit agreements was $1,600,092, with accrued interest of $68,373.

On December 31, 2012, a total of 32,001,840 warrants were issuable under the above line of credit agreements and amendment, with a fair value on that date of $701,441.

On November 22, 2012, the Company received a conversion request from Quarry Bay to convert $1,000,000 of debt into 20,000,000 shares of common stock.

6.         CAPITAL STOCK

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

On October 3, 2011, the Company completed the purchase of ILAD and issued 1,000,000 common shares to the members of ILAD. These shares were valued at $.39, per share, which was the closing trading price of the Company’s common stock on that date.

On December 8, 2011, the Board of Directors of the Company adopted a 2011 Equity Incentive Plan (the “Plan”) and reserved 10,000,000 shares of the Company’s common stock for issuance thereunder to employees, consultants and other service providers of the Company. As of December 31, 2012 no options have been granted under the plan.

On July 1, 2012, the Company entered into an agreement to acquire a mobile software application to integrate into its current online platform. As part of the agreement, the Company was to issue 1,000,000 common shares valued at $300,000 (estimated cost of the mobile software application). These shares were issued on December 17, 2012.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

On December 17, 2012 the Company issued 6,600,000 to various individuals to recognize services provide to the Company. These shares were valued at $.03, per share, which was the closing trading price of the Company’s common stock on the date of issue.

7.          STOCK BASED COMPENSATION

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

Unrecognized stock option compensation expense of $48,883 at December 31, 2012, will be recorded over the next 2 years.

Common Stock options and warrants

There were no stock options or warrants issued, forfeited, or canceled during the three months ended December 31, 2012. Total stock options and warrants outstanding at December 31, 2012 were 8,100,000, with a weighted average exercise price of $0.27, weighted average remaining term of 6.9 years, and aggregate intrinsic value of $0. There were 2,000,000 total options and warrants exercisable at December 31, 2012.

8.          GOING CONCERN

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

9.          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 19, 2013, with no reportable events through this date.

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

Our DMS was officially introduced to the golf industry in January 2012 at the PGA Merchandise Show through the website eTeeoff.com, an easy-to-use platform to connect golf merchants to consumers. During this quarter, we signed a Joint Venture Agreement with TapIn Solutions, LLC to make eTeeoff and the Marine Drive DMS available to their network of 3,400 golf courses and 450 product distributors across the country.

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

The potential acquisition strategies we are considering are dependent upon our ability to obtain third party financing in the form of debt and/or equity.  Such financings may not be available or may not be available on reasonable terms.  As of December 31, 2012, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities.

Results of Operations – Since inception to December 31, 2012

For the three months ended December 31, 2012, we incurred a net loss of $778,729 from continuing operations compared to a net loss of $173,283 for the three months ended December 31, 2011.

General and administration expenses for the three months ended December 31, 2012, amounted to $369,784 compared to $128,963 for December 31, 2011. The increase is due primarily to an increase in stock compensation expense of $198,000,  and amortization expense of $45,066, partially offset by minor decreases in other general and administrative expenses.

Sales and Marketing expenses for the three months ended December 31, 2012 amounted to $15,551 compared to $44,320 for December 31, 2011 reflecting the reduction in use of outside services to promote our online presence.

Interest expense for the three months ended December 31, 2012 amounted to $393,394 compared to $0 for December 31, 2011.  This expense reflects debt discount amortization and interest accrued on the note payable which didn’t begin until January 20, 2012.

As of December 31, 2012, we had accumulated loss since inception of $3,696,742 being $3,559,173 from continuing operations and $137,569 from discontinued operations. We have not generated any revenue from operations since inception.

Cash and Cash Equivalents

As of December 31, 2012, we had cash of $142,323 as compared to $83,276 as of September 30, 2012.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1.5 million to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $142,323 and working capital deficiency of $1,564,484.  During the three month period ended December 31, 2012, we funded our operations from advances and loans from a third party.

For the three month period ended December 31, 2012, we used net cash of $148,460 in operations.

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

Our existing capital resources will not be sufficient to meet our current obligations and operating requirements or our aggressive growth and acquisition plans.  Therefore, we will need to rely on the Line of Credit and/or raise additional capital in the next 12 months.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.  Over the next twelve months, management estimates that we will require approximately $1.5 million to fund our operational and research and development needs.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at December 31, 2012 (the “Evaluation Date”).  Upon completion of their evaluation, our management has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal controls over financial reporting.

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

Even though management’s assessment that our internal controls over financial reporting are not effective and there are certain material weaknesses as indicated below, management believes that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended December 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

3.2
Articles of Incorporation (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959 and Current Report on Form 8-K filed on December 31, 2011)

3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

10.1	Line of Credit agreement (incorporated by reference from registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012)

10.2	Line of Credit agreement dated July 23, 2012

10.3	Amendment to Line of Credit Agreements dated August 16, 2012

10.4	Memorandum of Agreement with Pay2Gate LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)*

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)*

32.1	Section 1350 Certifications*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE DRIVE MOBILE CORP.
(Registrant)

Date: February 19, 2013	/s/ COLIN MACDONALD
Colin MacDonald
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 19, 2013	/s/ MONIKA SAGAR
Monika Sagar
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)