Form 10-Q/A
period 2012-12-31
Marine Drive Mobile Corp.
filed 2013-02-25
CIK 1391798

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
February 19, 2012: 45,820,000 common shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Marine Drive Mobile Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language);

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

3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

10.1	Line of Credit agreement (incorporated by reference from registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012)

10.2	Line of Credit agreement dated July 23, 2012

10.3	Amendment to Line of Credit Agreements dated August 16, 2012

10.4	Memorandum of Agreement with Pay2Gate LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) filed on February 19, 2013

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer) filed on February 19, 2013

32	Section 1350 Certifications filed on February 19, 2013

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE DRIVE MOBILE CORP.
(Registrant)

Date: February 22, 2013	/s/ COLIN MACDONALD
Colin MacDonald
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 22, 2013	/s/ MONIKA SAGAR
Monika Sagar
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)