Form 10-K/A
period 2012-09-30
Marine Drive Mobile Corp.
filed 2013-02-27
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Marine Drive Mobile Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on February 19, 2013 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the audited consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language);

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-KQ, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.2	Articles of Incorporation (incorporated by reference from registrant’s Current Report on Form 8-K/A filed on December 2, 2011)
3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
10.1	Management Contract for Services with Andrew Strauss, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.2	Management Contract for Services with Brent Stafford, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.3	Management Contract for Services with Colin MacDonald, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.4	Management Contract for Services with Monika Sagar, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.5	Management Contract for Services with Barry Forward, dated September 12, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
10.6	Form of Stock Option Grant Notice (incorporated by reference from registrant’s Current Report on Form 8-K filed on September 13, 2011)
21	List of Subsidiaries (incorporated by reference from registrant's Annual Report on Form 10-K filed on February 19, 2013)
31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer) (incorporated by reference from registrant's Annual Report on Form 10-K filed on February 19, 2013)
31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer) (incorporated by reference from registrant's Annual Report on Form 10-K filed on February 19, 2013)
32	Section 1350 Certifications (incorporated by reference from registrant's Annual Report on Form 10-K filed on February 19, 2013)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE DRIVE MOBILE CORP.

Dated: February 25, 2013	/s/ Colin MacDonald
By: Colin MacDonald
Its: President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Monika Sagar	Chief Financial Officer, Secretary and Director	February 25, 2013
Monika Sagar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ajeeta Pinheiro	Director	February 25, 2013
Ajeeta Pinheiro