Form 10-Q
period 2013-03-31
Marine Drive Mobile Corp.
filed 2013-05-20
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 17, 2013:45,820,000 common shares

TABLE OF CONTENTS

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as at March 31, 2013 and September 30, 2012	F-1

	Condensed Consolidated Statement of Operations For the three months and six months ended March 31, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to March 31, 2013	F-2

	Condensed Consolidated Statement of Cash Flows For the six months ended March 31, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to March 31, 2013	F-3

	Notes to the Condensed Consolidated Financial Statements	F-4 to F-10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	7

ITEM 4.	Controls and Procedures	7

PART II.	OTHER INFORMATION	8

ITEM 1.	Legal Proceedings	8

ITEM 1A.	Risk Factors	8

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

ITEM 3.	Defaults Upon Senior Securities	8

ITEM 4.	Mine Safety Disclosures	8

ITEM 5.	Other Information	8

ITEM 6.	Exhibits	9

	SIGNATURES	10

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Marine Drive Mobile Corp., formerly Sona Resources, Inc., (development  stage company) (the “Company”) at March 31, 2013 (with comparative figures as at September 30, 2012) and the statement of operations for the three months and six months ended March 31, 2013 and 2012 and for the period from January 18, 2007 (date of inception) to March 31, 2013 and the statement of cash flows for the six months ended March 31, 2013 and 2012 and for the period from January 18, 2007 (date of inception) to March 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending September 30, 2013.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2013	Sept. 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$49,862	$83,276
Prepaid expense	1,000	-
Total Current Assets	50,862	83,276

PROPERTY AND EQUIPMENT

Furniture and equipment, net of accumulated depreciation of $5,819 and $2,833 respectively	12,093	14,656
Computer equipment, net of accumulated depreciation of $4,477 and $2,833 respectively	9,679	12,038
Computer software, net of accumulated depreciation of $103,617 and $18,828 respectively	376,099	460,888
Total Property and Equipment	397,871	487,582

Total Assets	$448,733	$570,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$122,789	$70,786
Advances from related parties	27,523	27,523
Convertible note payable	1,600,092	1,392,162
Total Current Liabilities	1,750,404	1,490,471

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
45,820,000 and 39,220,000 shares issued and outstanding, respectively	45,820	39,220
Additional paid-in capital	2,537,812	1,959,180
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(3,747,734)	(2,780,444)
Total Stockholders’ Deficiency	(1,301,671)	(919,613)

Total Liabilities and Stockholders’ Deficiency	$448,733	$570,858

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For three months and six months ended March 31, 2013 and 2012 and for the period January 18, 2007 (date of inception) to March 31, 2013
(Unaudited)

	Three months ended March 31,		Six months ended March 31,		From January 18, 2007 (date of inception) to March 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	-	-	-	461,608
Impairment loss on website	-	-	-	-	7,500
General and administrative expense	152,325	212,825	522,109	334,665	1,393,930
Marketing expense	12,292	58,169	27,483	102,489	268,123
Total expenses	164,617	270,994	549,952	437,154	2,131,161

OTHER (INCOME) EXPENSE:
Interest Expense	23,943	711,986	411,337	718,708	1,616,573
Total other expense	23,943	711,986	411,337	718,708	1,616,573

NET LOSS FROM CONTINUING OPERATIONS	$(188,560)	$(982,580)	$(967,289)	$(1,155,862)	$(3,747,734)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	-	-	(137,569)

NET LOSS	$(188,560)	$(982,580)	$(967,289)	$(1,155,862)	$(3,885,303)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.03)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	45,820,000	38,220,000	42,562,857	38,209,071

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended March 31, 2013 and 2012 and for the period January 18, 2007 (date of inception) to March 31, 2013
(Unaudited)
	Six months ended March 31, 2013	Six months ended March 31, 2012	From January 18, 2007 (date of inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(967,289)	$(1,155,862)	$(3885,303)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim–discontinued operations	-	-	5,000
Capital contributions–expenses paid by Officers–discontinued operations	-	-	49,400
Impairment loss on Goodwill	-	-	461,608
Impairment loss on website	-	-	7,500
Stock based compensation	16,872	-	53,222
Stock issued for services	198,000	-	198,000
Debt discount amortization	370,360	702,924	1,523,876
Depreciation and amortization	89,711	11,360	115,990

Changes in operating assets and liabilities:	-	-
Changes in prepaid expense	(1,000)	(17,001)	(1,000)
Changes in accounts payable–discontinued operations	-	-	20,917
Changes in accounts payable and accrued expenses	52,002	69,304	101,791
Net Cash (Used) in Operations Activities	(241,344)	(389,275)	(1,348,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	(5,000)
Acquisition of assets	-	103,230	(211,361)
Net Cash (Used) in Investing Activities	-	103,230	(216,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations	-	-	32,276
Proceeds from advances by related parties–discontinued operations	-	-	27,523
Proceeds from notes payable	207,930	540,044	1,555,423
Net Cash Provided by Financing Activities	207,930	540,444	1,615,222

Net (Decrease) Increase in Cash	(33,414)	47,539	49,862
Cash at Beginning of Period	83,276	17,392	-
CASH AT END OF PERIOD	$49,682	$64,931	$49,862

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of MDTI	$-	$-	$5,000
Stock issued for acquisition of ILAD	$-	$-	$390,000
Advances acquired in acquisition of MDTI	$-	$-	$44,669
Debt acquired in acquisition of ILAD	$-	$-	$80
Warrants issued in acquisition of ILAD	$-	$-	$31,859
Website costs acquired in acquisition of ILAD	$-	$-	$10,000
Stock issued for software purchase	$-	$-	$300,000
Stock issued for services	$198,000	$-	$198,000

The accompanying notes are an integral part of these unaudited financial statements

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Furniture and Equipment

The Company purchased office furniture and equipment during the six months ended March 31, 2013 for $423. Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the six months ended March 31, 2013 was $2,986.

Computer Equipment

Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the six months ended March 31, 2013 was $2,359.

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. The computer software costs have an estimated useful life of 3 years. Total depreciation expense for the six months ended March 31, 2013 was $84,789.

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
March 31, 2013
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 35% of the common stock issued,  made  advances to the Company of $27,523, and have made contributions to capital of $49,400 in the form of expenses paid for the Company.  The advances are non-interest bearing and have no terms of repayment.

MARINE DRIVE MOBILE CORP.
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

4.           DISCONTINUED OPERATIONS

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:
	Six months ended March 31, 2013	Six months ended March 31, 2012	From January 18, 2007 (date of inception) to March 31, 2013
General and administrative	$-	$-	$127,569
Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
Total Discontinued Operations	$-	$-	$137,569

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
March 31, 2013
(Unaudited)

5.           NOTE PAYABLE - Continued

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

During the six months ended March 31, 2013 and 2012, the Company received cash advances from a third party under these line of credit agreements in the amount of $207,930. As of March 31, 2013, the total amount due under these line of credit agreements was $1,600,092, with accrued interest of $92,046 .

On December 31, 2012, a total of 32,001,840 warrants were issuable under the above line of credit agreements and amendment, with a fair value on that date of $701,441

On November 22, 2012, the Company received a conversion request from Quarry Bay to convert $1,000,000 of debt into 20,000,000 shares of common stock. The request for conversion was rescinded March 15, 2013.

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

On December 8, 2011, the Board of Directors of the Company adopted a 2011 Equity Incentive Plan (the “Plan”) and reserved 10,000,000 shares of the Company’s common stock for issuance thereunder to employees, consultants and other service providers of the Company. As of March 31, 2013 no options have been granted under the plan.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

6.           CAPITAL STOCK - Continued

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

Unrecognized stock option compensation expense of $40,430 at March 31, 2013, will be recorded over the next 2 years.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

7.          STOCK BASED COMPENSATION - Continued

Common Stock options and warrants

There were no stock options or warrants issued, forfeited, or canceled during the six months ended March 31, 2013. Total stock options and warrants outstanding at March 31, 2013 were 8,100,000, with a weighted average exercise price of $0.27, weighted average remaining term of 6.7 years, and aggregate intrinsic value of $0. There were 2,500,000 total options and warrants exercisable at March 31, 2013.

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

9.          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 17, 2013, with no reportable events through this date.

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

Background

We were incorporated under the laws of the State of Nevada on January 18, 2007, under the name “Sona Resources, Inc.”, with authorized capital stock of 250,000,000 shares at $0.001 par value.  Our business focus is on opportunities in the mobile commerce (“m-Commerce”) industry.  Mobile Commerce also known as M-Commerce or mCommerce, is the ability to conduct commerce using a mobile device, such as a mobile phone, a Personal Digital Assistant (PDA), a smartphone, or other emerging mobile equipment.

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

Our Business

We are building a mobile technology platform to efficiently match merchants with consumers that help shape a customers’ buying decisions through rewards and incentives. We generate revenue primarily through subscription and transaction fees associated with the use of our deal management software (“DMS”).

Our platform was originally designed to serve the golf industry, where daily deal promotions have been a problem for courses and management companies. Today, our focus is marketing our DMS to publishers, restaurants and the travel industry. The goal is to expand our platform by integrating additional features into our DMS, including Customer Relationship Management (CRM) and Content Management System (CMS) tools.

Marine Drive Mobile has been developing its current DMS platform for the past 4 months, and most recently began a product launch of the DMS with Uniserve Communications. Our current and future operations are focused on continuing to carry out our business plan through the marketing and continued development of our Deal Management Software for small to medium sized businesses (SMEs), and the continued evaluation of potential strategic acquisitions and/or partnerships.

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

The potential acquisition strategies we are considering are dependent upon our ability to obtain third party financing in the form of debt and/or equity.  Such financings may not be available or may not be available on reasonable terms.  As of March 31, 2013, we have not generated revenues, and have experienced negative cash flow.

Results of Operations – Since inception to March 31, 2013

For the six months ended March 31, 2013, we incurred a net loss of $967,289 from continuing operations compared to $1,155,862 for March 31, 2013.

For the three months ended March 31, 2013, we incurred a net loss of $188,560 from continuing operations compared to $982,580 for March 13, 2012.

General and administration expenses for the six months ended March 31, 2013 increased by $187,444 when compared to the same period last year. The increase was due primarily to an increase of $78,774 in amortization expense, $214,872 in stock based compensation and program maintenance costs of $51,450 offset by a reduction of $130,750 in management salaries and 25,575 in legal expense.

General and administration expenses for the three months ended March 31, 2013 decreased by $60,500 when compared to the same period last year. The decrease was due primarily to an increase of $34,957 in amortization expense and program maintenance costs of $24,000 offset by a reduction of $93,500 in management salaries, $10,942 in legal fees and $9,620 in travel.

Marketing expenses for the six months ended March 31, 2013 decreased by $74,646 when compared to the same period last year.  The decrease was due primarily to staff reductions and a reduction is marketing effort.

Marketing expenses for the three months ended March 31, 2013 decreased by $45,877 when compared to the same period last year.  The decrease was due primarily to staff reductions and a reduction is marketing effort.

Interest expense for the six months ended March 31, 2013 decreased by $307,371 related to the amortization of the debt discount due to less funds were received on the line of credit.

Interest expense for the three months ended March 31, 2013 decreased by $688,043 related to the amortization of the debt discount due to less funds received on the line of credit. The interest expense of $23,943 is the cost of servicing the Convertible notes payable.

As of March 31, 2013, we had accumulated loss since inception of $3,885,303 being $3,747,734 from continuing operations and $137,569 from discontinued operations. We have not generated any revenue from operations since inception.

Cash and Cash Equivalents

As of March 31, 2013, we had cash of $49,862 as compared to $83,276 as of September 30, 2012.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1.5 million to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $49,862 and working capital deficiency of $1,699,542.  During the six month period ended March 31, 2013, we funded our operations from advances and loans from a third party.

For the six month period ended March 31, 2013, we used net cash of $241,344 in operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at March 31, 2013 (the “Evaluation Date”).  Upon completion of their evaluation, our management has concluded the disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal controls over financial reporting.

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

Even though management’s assessment that our internal controls over financial reporting are not effective and there are certain material weaknesses as indicated below, management believes that our financial statements contained in our Quarterly Report on Form 10-Q for the six months ended March 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.  RISK  FACTORS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibits are included as part of this report by reference:

2.1	Share Exchange Agreement, dated June 6, 2011	(incorporated by reference from registrant’s Current Report on Form 8-K filed on June 9, 2011)
3.1	Certificate of Incorporation	(incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
3.2	Articles of Incorporation	(incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959 and Current Report on Form 8-K filed on June 30, 2011)
3.3	By-laws	(incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
4	Specimen Stock Certificate	(incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)	Filed herewith
32	Section 1350 Certifications	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.INS	XBRL Instance Document	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE DRIVE MOBILE CORP.

Date: May 17, 2013	By:	/s/ COLIN MACDONALD
	Name:	Colin MacDonald
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 17, 2013	By:	/s/ MONIKA SAGAR
	Name:	Monika Sagar
	Title:	Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)