Form 10-Q
period 2013-06-30
Marine Drive Mobile Corp.
filed 2013-08-19
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2013

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number: 000-53502

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Small reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	[ ]	No	[X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 16, 2013: 65,820,000 common shares

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Condensed Consolidated Balance Sheets as at June 30, 2013 and September 30, 2012	F-1

	Condensed Consolidated Statement of Operations For the three months and nine months ended June 30, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to June 30, 2013	F-2

	Condensed Consolidated Statement of Cash Flows For the nine months ended June 30, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to June 30, 2013	F-3

	Notes to the Condensed Consolidated Financial Statements	F-4 to F-10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	8

ITEM 4.	Controls and Procedures	8

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	9

ITEM 1A.	Risk Factors	9

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

ITEM 3.	Defaults Upon Senior Securities	9

ITEM 4.	Mine Safety Disclosures	9

ITEM 5.	Other Information	9

ITEM 6.	Exhibits	10

	SIGNATURES	11

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Marine Drive Mobile Corp., formerly Sona Resources, Inc., (development  stage company) (the “Company”) at June 30, 2013 (with comparative figures as at September 30, 2012) and the statement of operations for the three months and nine months ended June 30, 2013 and 2012 and for the period from January 18, 2007 (date of inception) to June 30, 2013 and the statement of cash flows for the nine months ended June 30, 2013 and 2012 and for the period from January 18, 2007 (date of inception) to June 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending September 30, 2013. The Financial Statements for June 30, 2013 have not been reviewed by the Company’s auditors.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2013 (Unaudited)	Sept. 30, 2012

ASSETS

CURRENT ASSETS
Cash	$2,303	$83,276
Total Current Assets	2,303	83,276

PROPERTY AND EQUIPMENT
Furniture and equipment
Net of accumulated depreciation of $7,312 and $2,833 respectively	10,600	14,656
Computer equipment
Net of accumulated depreciation of $5,657 and $2,118 respectively	8,499	12,038
Computer software,
Net of accumulated amortization of $146,011 and $18,828 respectively	333,705	460,888
Total Property and Equipment	352,804	487,582

Total Assets	$355,107	$570,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$22,188	$70,786
Advances from related parties	27,523	27,523
Convertible note payable	1,768,762	1,392,162
Total Current Liabilities	1,818,473	1,490,471

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
65,820,000 and 39,220,000 shares issued and outstanding, respectively	65,820	39,220
Additional paid-in capital	2,717,812	1,959,180
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(4,109,429)	(2,780,444)
Total Stockholders’ Deficiency	(1,463,366)	(919,613)

Total Liabilities and Stockholders’ Deficiency	$355,107	$570,858

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For three months and nine months ended June 30, 2013 and 2012 and for the period January 18, 2007 (date of inception) to June 30, 2013

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,		From January 18, 2007 (date of inception) to June 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	396,206	-	396,206	461,608
Impairment loss on website	-	7,500	-	7,500	7,500
General and administrative expense	182,244	192,988	704,353	527,653	1,576,173
Marketing expense	8,550	69,813	36,393	172,302	276,673
Total expenses	190,794	666,507	740,746	1,103,661	2,321,954

OTHER (INCOME) EXPENSE:
Interest Expense	170,902	351,460	588,239	1,063,046	1,787,475
Total other expense	170,902	351,460	588,239	1,063,046	1,787,475

NET LOSS FROM CONTINUING OPERATIONS	$(361,696)	$(1,017,967)	$(1,328,985)	$(2,166,707)	$(4,109,429)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	-	-	(137,569)

NET LOSS	$(361,696)	$(1,017,967)	$(1,328,985)	$(2,166,707)	$(4,246,998)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	50,215,604	38,220,000	45,113,773	38,212,727

The accompanying notes are an integral part of these unaudited financial statements.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended June 30, 2013 and 2012 and for the period January 18, 2007 (date of inception) to June 30, 2013
(Unaudited)

	Nine months ended June 30, 2013	Nine months ended June 30, 2012	From January 18, 2007 (date of inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,328,985)	$(2,166,707)	$(4,246,998)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim–discontinued operations	-	-	5,000
Capital contributions–expenses paid by Officers–discontinued operations	-	-	49,400
Impairment loss on Goodwill	-	396,206	461,608
Stock based compensation	16,872	-	53,222
Stock issued for services	398,000	-	398,000
Impairment loss on Website	-	7,500	7,500
Discount amortization	370,360	1,034,363	1,523,876
Depreciation and amortization	134,778	26,431	161,057

Changes in operating assets and liabilities:
Changes in prepaid expense	-	(10,939)	-
Changes in accounts payable–discontinued operations	-	-	20,917
Changes in accounts payable and accrued expenses	(48,598)	11,489	1,190
Net Cash (Used) in Operations Activities	(457,573)	(701,657)	(1,565,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	(5,000)
Acquisition of assets	-	(181,364)	(211,361)
Net Cash (Used) in Investing Activities	-	(181,364)	(216,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations	-	-	32,276
Proceeds from advances by related parties–discontinued operations	-	-	27,523
Proceeds from notes payable	376,600	909,830	1,724,093
Net Cash Provided by Financing Activities	376,600	909,830	1,783,892

Net (Decrease) Increase in Cash	(80,973)	26,809	2,303
Cash at Beginning of Period	83,276	17,392	-
CASH AT END OF PERIOD	$2,303	$44,201	$2,303

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of MDTI	$-	$-	$5,000
Stock issued for acquisition of ILAD	$-	$-	$390,000
Advances acquired in acquisition of MDTI	$-	$-	$44,669
Debt acquired in acquisition of ILAD	$-	$-	$80
Warrants issued for acquisition of ILAD	-	-	31,859
Website costs acquired in acquisition of ILAD	$-	$-	$10,000
Stock issued for software purchase	$-	$-	$-
Stock issued for services	$398,000	$-	$398,000

The accompanying notes are an integral part of these unaudited financial statements

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
June 30, 2013
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

Furniture and Equipment

The Company purchased office furniture and equipment during the nine months ended June 30, 2013 for $425. Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the nine months ended June 30, 2013 was $4,479.

Computer Equipment

Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the nine months ended June 30, 2013 was $3,539.

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. The computer software costs have an estimated useful life of 3 years. Total depreciation expense for the nine months ended June 30, 2013 was $127,183.

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
June 30, 2013
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
June 30, 2013
(Unaudited)

4.           DISCONTINUED OPERATIONS

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:

	Nine months ended June 30, 2013	Nine months ended June 30, 2012	From January 18, 2007 (date of inception) to June 30, 2013
General and administrative	$-	$-	$127,569
Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
Total Discontinued Operations	$-	$-	$137,569

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
June 30, 2013
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

During the six months ended June 30, 2013 and 2012, the Company received cash advances from a third party under these line of credit agreements in the amount of $376,600. As of June 30, 2013, the total amount due under these line of credit agreements was $1,605,162, with accrued interest of $163,600.

On December 31, 2012, a total of 32,001,840 warrants were issuable under the above line of credit agreements and amendment, with a fair value on that date of $701,441

On November 22, 2012, the Company received a conversion request from Quarry Bay to convert $1,000,000 of debt into 20,000,000 shares of common stock. The request for conversion was rescinded March 15, 2013.

On May 24, 2013 the warrants were cancelled and a security agreement put in place.

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
June 30, 2013
(Unaudited)

6.           CAPITAL STOCK - Continued

On July 1, 2012, the Company entered into an agreement to acquire a mobile software application to integrate into its current online platform. As part of the agreement, the Company was to issue 1,000,000 common shares valued at $300,000 (estimated cost of the mobile software application). These shares were issued on December 17, 2012.

On December 17, 2012 the Company issued 6,600,000 common shares to various individuals to recognize services provided to the Company. These shares were valued at $.03 per share, which was the closing trading price of the Company’s common stock on the date of issue.

On June 11, 2013 the Company issued 20,000,000 common shares to various Companies to recognize services provided to the Company. These shares were valued at $.01 per share, which was the closing trading price of the Company’s common stock on the date of issue.

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

Unrecognized stock option compensation expense of $40,430 at June 30, 2013, will be recorded over the next 2 years.

MARINE DRIVE MOBILE CORP.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

7.          STOCK BASED COMPENSATION - Continued

Common Stock options and warrants

There were no stock options or warrants issued, forfeited, or canceled during the nine months ended June 30, 2013. Total stock options and warrants outstanding at June 30, 2013 were 8,100,000, with a weighted average exercise price of $0.27, weighted average remaining term of 6.3 years, and aggregate intrinsic value of $0. There were 3,000,000 total options and warrants exercisable at June 30, 2013.

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

9.          SUBSEQUENT EVENTS

On August 12th, the Company filed a pre 14C with the SEC for a 100 for 1 reverse split.

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

The potential acquisition strategies we are considering are dependent upon our ability to obtain third party financing in the form of debt and/or equity.  Such financings may not be available or may not be available on reasonable terms.  As of June 30, 2013, we have not generated revenues, and have experienced negative cash flow.

Results of Operations – Since inception to June 30, 2013

For the nine months ended June 30, 2013, we incurred a net loss of $1,328,985 from continuing operations compared to $2,166,707 for June 30, 2012.

For the three months ended June 30, 2013, we incurred a net loss of $361,696 from continuing operations compared to $1,017,967 for June 30, 2012.

General and administration expenses for the nine months ended June 30, 2013 increased by $176,700 when compared to the same period last year. The increase was due primarily to an increase of $108,768 in amortization expense, $214,872 in stock based compensation and program maintenance costs of $59,450 offset by a reduction of $143,643 in management salaries $39,150 in legal expense and $25,610 in travel expense.

General and administration expenses for the three months ended June 30, 2013 decreased by $10,744 when compared to the same period last year. The decrease was due primarily to an increase of $29,994 in amortization expense offset by a reduction of $12,983 in management salaries, $13,515 in legal fees and $12,883 in travel.

Marketing expenses for the nine months ended June 30, 2013 decreased by $135,909 when compared to the same period last year.  The decrease was due primarily to staff reductions and a reduction is marketing effort.

Marketing expenses for the three months ended June 30, 2013 decreased by $61,263 when compared to the same period last year.  The decrease was due primarily to staff reductions and a reduction is marketing effort.

Interest expense for the nine months ended June 30, 2013 decreased by $474,807 related to the amortization of the debt discount due to less funds were received on the line of credit.

Interest expense for the three months ended March 31, 2013 decreased by $180,558 related to the amortization of the debt discount due to less funds received on the line of credit. The interest expense of $170,909 is the cost of servicing the Convertible notes payable

As of June 30, 2013, we had accumulated loss since inception of $4,246,998 being $4,109,429 from continuing operations and $137,569 from discontinued operations. We have not generated any revenue from operations since inception.

Cash and Cash Equivalents

As of June 30, 2013, we had cash of $2,303 as compared to $83,276 as of September 30, 2012.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1.5 million to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $2,303 and working capital deficiency of $1,816,170.  During the nine month period ended June 30, 2013, we funded our operations from advances and loans from a third party.

For the nine month period ended June30, 2013, we used net cash of $457,572 in operations.

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

Even though management’s assessment that our internal controls over financial reporting are not effective and there are certain material weaknesses as indicated below, management believes that our financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended June 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

  Changes in Internal Controls Over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.                  RISK  FACTORS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description
2.1	Share Exchange Agreement, dated June 6, 2011	(incorporated by reference from registrant’s Current Report on Form 8-K filed on June 9, 2011)

3.1	Certificate of Incorporation	(incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

3.2	Articles of Incorporation	(incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959 and Current Report on Form 8-K filed on June 30, 2011)

3.3	By-laws	(incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

4	Specimen Stock Certificate )	(incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certifications	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

101.SCH*	XBRL Taxonomy Extension Shema	Filed herewith
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINE DRIVE MOBILE CORP.

Date: August 19, 2013	/s/ COLIN MACDONALD
Colin MacDonald
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 19, 2013	/s/ MONIKA SAGAR
Monika Sagar
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)