Form 10-Q/A
period 2013-03-31
Gamzio Mobile, Inc.
filed 2014-01-07
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2013

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File Number	000-53502

GAMZIO MOBILE, INC. (formerly Marine Drive Mobile Corp.)
(Exact name of registrant as specified in it’s charter)

Nevada	68-0676667
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

123 West NYE Ln., Ste. 129,Carson City, NV 89706
(Address of principal executive offices)(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: December 31, 2013: 55,658,252 common shares

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Gamzio Mobile, Inc., formerly Marine Drive Mobile Inc. and Sona Resources, Inc., (development  stage company) (the “Company”) at March 31, 2013 (with comparative figures as at September 30, 2012) and the statement of operations for the three months and six months ended March 31, 2013 and 2012 and for the period from January 18, 2007 (date of inception) to March 31, 2013 and the statement of cash flows for the six months ended March 31, 2012 and 2011 and for the period from January 18, 2007 (date of inception) to March 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending September 30, 2013.

Page Number
Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as at March 31, 2013 and September 30, 2012	F-1

Condensed Consolidated Statement of Operations	F-2
For the three months and six months ended March 31, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to March 31, 2013

Condensed Consolidated Statement of Cash Flows	F-3
For the six months ended March 31, 2013 and 2012 and for the period January 18, 2007 (Date of Inception) to March 31, 2013

Notes to the Condensed Consolidated Financial Statements	F-4 to F-14

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2013 (Unaudited and restated)	Sept. 30, 2012
ASSETS

CURRENT ASSETS
Cash	$49,862	$83,276
Prepaid expense	1,000	-
Total Current Assets	50,862	83,276

PROPERTY AND EQUIPMENT
Furniture and equipment, net of accumulated depreciation of $5,819 and $2,833 respectively	12,093	14,656
Computer equipment, net of accumulated depreciation of $4,477 and $2,833 respectively	9,679	12,038
Computer software, net of accumulated amortization of $103,617 and $18,828 respectively	376,099	460,888
Total Property and Equipment	397,871	487,582

Total Assets	$448,733	$570,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$146,462	$70,786
Advances from related parties	27,523	27,523
Convertible note payable	1,600,092	1,392,162
Total Current Liabilities	1,774,077	1,490,471

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
458,200 and 392,200 shares issued and outstanding, respectively	458	392
Additional paid-in capital	2,583,174	1,998,008
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(3,771,407)	(2,780,444)
Total Stockholders’ Deficiency	(1,325,344)	(919,613)

Total Liabilities and Stockholders’ Deficiency	$448,733	$570,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	Three months ended March 31,		Six months ended March 31,		From January 18, 2007 (date of inception) to
	2013		2013		March 31, 2013
	(restated)	2012	(restated)	2012	(restated)
REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	-	-	-	461,608
Impairment loss on website	-	-	-	-	7,500
General and administrative expense	152,326	212,825	522,110	334,665	1,393,930
Marketing expense	12,292	58,169	27,843	102,489	268,123
Total expenses	164,618	270,994	549,953	437,154	2,131,161

OTHER (INCOME) EXPENSE:
Interest Expense	47,616	711,586	441,010	718,708	1,640,246
Total other expense	47,616	711,586	441,010	718,708	1,640,246

NET LOSS FROM CONTINUING OPERATIONS	$(212,234)	$(982,580)	$(990,963)	$(1,155,862)	$(3,771,407)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	-	-	(137,569)

NET LOSS	$(212,234)	$(982,580)	$(990,963)	$(1,155,862)	$(3,908,976)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.46)	$(2.57)	$(2.26)	$(3.03)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	458,200	382,200	432,090	382,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	Six months ended March 31, 2013 (restated)	Six months ended March 31, 2012	From January 18, 2007 (date of inception) to March 31, 2013 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(990,963)	$(1,155,862)	$(3,908,976)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim–discontinued operations	-	-	5,000
Capital contributions–expenses paid by Officers–discontinued operations	-	-	49,400
Vesting of stock options	16,872	-	53,222
Stock issued for services	198,000	-	198,000
Impairment loss on goodwill	-	-	461,608
Impairment loss on website	-	-	7,500
Debt discount amortization	370,360	709,294	1,523,876
Depreciation and amortization	90,134	11,360	116,413
Changes in operating assets and liabilities:
Changes in prepaid expense	(1,000)	(17,001)	(1,000)
Changes in accounts payable–discontinued operations	-	-	20,917
Changes in accounts payable and accrued expenses	75,676	69,304	125,464
Net Cash (Used) in Operations Activities	(240,921)	(389,275)	(1,348,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	(5,000)
Acquisition of assets	(423)	(103,230)	(211,784)
Net Cash (Used) in Investing Activities	(423)	(103,230)	(216,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations	-	-	32,276
Proceeds from advances by related parties–discontinued operations	-	-	27,523
Proceeds from notes payable	207,930	540,044	1,555,423
Net Cash Provided by Financing Activities	207,930	540,044	1,615,222

Net (Decrease) Increase in Cash	(33,414)	47,539	49,862
Cash at Beginning of Period	83,276	17,392	-
CASH AT END OF PERIOD	$49,862	$64,931	$49,862

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of MDTI	$-	$-	$5,000
Stock issued for acquisition of ILAD	$-	$390,000	$390,000
Advances acquired in acquisition of MDTI	$-	$-	$44,669
Debt acquired in acquisition of ILAD	$-	$80	$80
Warrants issued in acquisition of ILAD	$-	$-	$31,859
Website costs acquired in acquisition of ILAD	$-	$10,000	$10,000
Stock issued for software purchase	$-	$-	$300,000

The accompanying notes are an integral part of these condensed consolidated financial statements

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
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

Effective November 15, 2013 the Company changed its name to Gamzio Mobile, Inc.

Basis of Presentation

The interim financial statements for the three and six months ended March 31, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

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

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of March 31, 2013 and 2012 there were 160,009 and 0 potential common shares outstanding, respectively.

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

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. The computer software costs have an estimated useful life of 3 years. Total amortization expense for the six months ended March 31, 2013 was $84,789.

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

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

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

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
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

5.           CONVERTIBLE NOTE PAYABLE

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

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
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

During the six months ended March 31, 2013 and 2012, the Company received cash advances from a third party under these line of credit agreements in the amount of $207,930 and $0, respectively. As of March 31, 2013, the total amount due under these line of credit agreements was $1,600,092, with accrued interest of $115,719.

On March 31, 2013, a total of 160,009 warrants were issuable under the above line of credit agreements and amendment, with a fair value on that date of $262,565.  On May 24, 2013, as part of an amendment to the line of credit agreements, the warrants were cancelled.

On November 22, 2012, the Company received a conversion request from Quarry Bay to convert $1,000,000 of debt into 20,000,000 shares of common stock. The request for conversion was rescinded March 15, 2013.

6.           CAPITAL STOCK

On August 31, 2007, the Company completed a private placement consisting of 80,000,000 common shares sold to directors and officers for a total consideration of $2,000.  On September 30, 2007, the Company completed a private placement of 24,220,000 common shares for a total consideration of $30,276.

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

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
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

On August 12, 2013, the Company filed a pre 14C with the SEC for a 100 for 1 reverse split.  All share references in these financial statements have been retroactively adjusted for this reverse split.

7.           STOCK BASED COMPENSATION

During the year ended September 30, 2011 the Company granted the Officers of the Company 120,000 stock options as part their Management contracts (40,000 options were forfeited during the year ended September 30, 2011). The options were granted September 12, 2011, have an exercise price of $25, a term of ten years, with 15,000 options vesting on September 12, 2012 and 105,000 options vesting 1/7 every quarter thereafter. The Company valued these options using the Black-Scholes model and the following assumptions:  expected term of 10 years; risk-free interest rate of .55%; dividend rate of 0%; and implied volatility of 165%. This resulted in $36,500 and $0 in stock based compensation expense during the years ended September 30, 2012 and 2011, respectively. Upon exercise, the Company expects to issue shares from its currently authorized common shares.

During the year ended September 30, 2012 the Company granted 1,000 warrants to the owners of ILAD as part of the purchase agreement (see Note 5).  The warrants were granted on October 3, 2011, have an exercise price of $0.23 if exercised in the first year or $0.39 if exercised after that and a term of 2 years. The Company valued the warrants using the Black-Scholes model and the following assumptions:  expected term of 2 years; risk-free interest rate of .55%; dividend rate of 0%; and implied volatility of 165%. The calculated fair value of $31,925 was included in the purchase price allocation.

Unrecognized stock option compensation expense of $40,445, at March 31, 2013, will be recorded over the next 2 years.

Common Stock options and warrants

There were no stock options or warrants issued, forfeited, or canceled during the six months ended March 31, 2013. Total stock options and warrants outstanding at March 31, 2013 were 241,009, with a weighted average exercise price of $25, weighted average remaining term of 6.7 years, and aggregate intrinsic value of $0. There were 208,078 total options and warrants exercisable at March 31, 2013.

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

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)
9.           RESTATEMENT

The company has restated its previously filed 10Q for the three and six months ended March 31, 2013, for matters related to the following items:

On May 24, 2013 the Line of Credit was amended to increase the interest rate from 6% to 12% to be effective January 1, 2013.

On August 12, 2013 the Company filed a pre 14C with the SEC for a 100 for 1 reverse split.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2013
	Previously reported	Adjustments	As Restated
ASSETS

CURRENT ASSETS
Cash	$49,862	$-	$49,862
Prepaid expense	1,000	-	1,000
Total Current Assets	50,862	-	50,862

PROPERTY AND EQUIPMENT
Furniture and equipment, net of accumulated depreciation of $5,819 and $2,833 respectively	12,093	-	12,093
Computer equipment, net of accumulated depreciation of $4,477 and $2,833 respectively	9,679	-	9,679
Computer software, net of accumulated amortization of $103,617 and $18,828 respectively	376,099	-	376,099
Total Property and Equipment	397,871	-	397,871

Total Assets	$448,733	$-	$448,733

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$122,789	$23,673	$146,462
Advances from related parties	27,523	-	27,523
Convertible note payable	1,600,092	-	1,600,092
Total Current Liabilities	1,750,404	23,673	1,774,077

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
458,200 and 392,200 shares issued and outstanding, respectively	45,820	(45,362)	458
Additional paid-in capital	2,537,812	45,362	2,583,174
Deficit accumulated during the exploration stage	(137,569)	-	(137,569)
Deficit accumulated during the development stage	(3,747,734)	(23,673)	(3,771,407)
Total Stockholders’ Deficiency	(1,301,671)	(23,673)	(1,325,344)

Total Liabilities and Stockholders’ Deficiency	$448,733	$-	$448,733

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

9.           RESTATEMENT (Cont’d)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	Three months ended March 31, 2013
	Previously Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	-	-
Impairment loss on website	-	-	-
General and administrative expense	152,325	1	152,326
Marketing expense	12,292	-	12,292
Total expenses	164,617	1	164,618

OTHER (INCOME) EXPENSE:
Interest Expense	23,943	23,673	47,616
Total other expense	23,943	23,673	47,616

NET LOSS FROM CONTINUING OPERATIONS	$(188,560)	$(23,674)	$(212,234)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	-

NET LOSS	$(188,560)	$(23,673)	$(212,234)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.44)	$(.46)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	45,820,000	(45,361,800)	458,200

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

9.           RESTATEMENT (Cont’d)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six months ended March 31, 2013
	Previously Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	-	-
Impairment loss on website	-	-	-
General and administrative expense	522,109	1	522,110
Marketing expense	27,843	-	27,843
Total expenses	549,952	1	549,953

OTHER (INCOME) EXPENSE:
Interest Expense	417,337	23,673	441,010
Total other expense	417,337	23,673	441,010

NET LOSS FROM CONTINUING OPERATIONS	$(967,289)	$(23,673)	$(990,963)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	-

NET LOSS	$(967,289)	$(23,673)	$(990,963)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(2.24)	$(2.26)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,562,857	(42,124,723)	438,134

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

9. RESTATEMENT (Cont’d)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)
	Six months ended March 31, 2013
	Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(967,289)	$(23,674)	$(990,963)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Vesting of stock options	16,872	-	16,872
Stock issued for services	198,000	-	198,000
Debt discount amortization	370,360	-	370,360
Depreciation and amortization	89,711	423	90,134
Changes in operating assets and liabilities:
Changes in prepaid expense	(1,000)	-	(1,000)
Changes in accounts payable and accrued expenses	52,002	23,674	75,676
Net Cash (Used) in Operations Activities	(241,344)	423	(240,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	-
Acquisition of assets	-	(423)	(423)
Net Cash (Used) in Investing Activities	-	(423)	(423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations	-	-	-
Proceeds from advances by related parties–discontinued operations	-	-	-
Proceeds from notes payable	207,930	-	207,930
Net Cash Provided by Financing Activities	207,930	-	207,930

Net (Decrease) Increase in Cash	(33,414)	-	(33,414)
Cash at Beginning of Period	83,276	-	83,276
CASH AT END OF PERIOD	$49,862	$-	$49,862

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

10. SUBSEQUENT EVENTS

On May 24, 2013, the Company approved the issuance of 10,000,000 common shares to Capital Mercantile Ltd. in payment for Compliance and Corporate Governance services.

On May 24, 2013, the Company approved an amendment to the Line of Credit Agreements, with the following provisions:
a) the issuance of 10,000,000 common shares to Quarry Bay Capital Ltd.
b) the cancellation of the warrants previously granted.
c) the interest rate was increased from 6% to 12%, effective January 1, 2013.

On August 1, 2013, the Company transferred the shares it held in the wholly owned subsidiary Marine Drive Technologies to Colin MacDonald, the CEO of Marine Drive Mobile Corp. The subsidiary had no value and was no longer required for current operations.

On August 12, 2013 the Company filed a pre 14C with the SEC for a 100 for 1 reverse split.  All share references in these financial statements have been retroactively adjusted for this reverse split.

On October 21, 2013, Quarry Bay Capital Ltd. converted 1,250,000 of debt to common stock at a price of $.05 per share.

On October 23, 2013, Marine Drive Mobile Corp., a Nevada corporation (the “Company”) entered into and consummated a voluntary share exchange transaction with Gamzio, Inc., a Nevada corporation (“Gamzio”) and the sole stockholder of Gamzio (the “Selling Stockholder”), pursuant to a Share Exchange Agreement by and among the Company, Gamzio and the Selling Stockholder (the “Exchange Agreement”).  In accordance with the terms of the Agreement, the Company issued 30,000,000 shares of its common stock, par value $0.001 (the “Shares”) to the Selling Stockholder in exchange for 100% of the issued and outstanding capital stock of Gamzio (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholder acquired 54% of the Company’s issued and outstanding shares of common stock, Gamzio became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Gamzio.

Effective November 15, 2013, the Company amended its Articles of Incorporation to change its name from “Marine Drive Mobile Corp.” to “Gamzio Mobile, Inc.”

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

The following discussion should be read in conjunction with the information contained in the financial statements of GAMZIO MOBILE, INC. (“we”, “us”, “our”, or the Company) and the notes which form an integral part of the financial statements which are attached hereto.

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

Results of Operations

Comparison of the six months March 31, 2013 to March 31, 2012

For the six months ended March 31, 2013, we incurred a net loss of $990,963 from continuing operations compared to $1,155,862 for March 31, 2012.

General and administration expenses for the six months ended March 31, 2013 increased by $187,445 when compared to the same period last year. The increase was due primarily to an increase of $78,774 in amortization expense, $214,872 in stock based compensation and program maintenance costs of $51,450 offset by a reduction of $130,750 in management salaries and 25,575 in legal expense.

Marketing expenses for the six months ended March 31, 2013 decreased by $74,646 when compared to the same period last year.  The decrease was due primarily to staff reductions and a reduction is marketing effort.

Interest expense for the six months ended March 31, 2013 decreased by $277,698 when compared to the same period last year.  The decrease was related to a decrease in debt discount amortization.

Comparison of the three months March 31, 2013 to March 31, 2012

For the three months ended March 31, 2013, we incurred a net loss of $212,234 from continuing operations compared to $982,580 for March 13, 2012.

General and administration expenses for the three months ended March 31, 2013 decreased by $60,499 when compared to the same period last year. The decrease was due primarily to an increase of $35,380 in amortization expense and program maintenance costs of $24,000 offset by a reduction of $93,500 in management salaries, $10,942 in legal fees and $9,620 in travel.

Marketing expenses for the three months ended March 31, 2013 decreased by $45,877 when compared to the same period last year.  The decrease was due primarily to staff reductions and a reduction in marketing efforts.

Interest expense for the three months ended March 31, 2013 decreased by $663,970 when compared to the same period last year. The decrease was related to a decrease in debt discount amortization. Interest expense of $47,616 is the cost of servicing the Convertible notes payable.

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $49,862 and working capital deficiency of $1,723,215.  During the six month period ended March 31, 2013, we funded our operations from loans from a third party.

For the six month period ended March 31, 2013, we used net cash of $240,921 in operations.

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

GAMZIO MOBILE, INC.

Date: January 6, 2014	By:	/s/ JASON DEIBOLDT
	Name:	Jason Deiboldt
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: January 6, 2014	By:	/s/ MONIKA SAGAR
	Name:	Monika Sagar
	Title:	Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)