Form 10-K
period 2013-09-30
Gamzio Mobile, Inc.
filed 2014-01-14
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 000-53502

GAMZIO MOBILE INC.
(Name of registrant as specified in its charter)

Nevada	68-0676667
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

123 West NYE Ln., Ste. 129, Carson City NV	89706
(formerly 1278 Indiana #301, San Francisco, CA)	(formerly 94107)
(Address of Principal Executive Offices)	(Zip Code)

(415) 839-1055
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

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

YES [ ]	NO ☒

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

Large accelerated filer [ ]	Accelerated ofiler [ ]

Non-accelerated ofiler (do not check if smaller reporting company) [ ]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [ ]	NO ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $644,400 (based on 322,200 shares held by non-affiliates and closing market price of $2.00 per share as of March 29, 2013 (the last business day of the registrant’s most recently completed second quarter)), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [ ]	NO [ ]
APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of January 14, 2014, there were outstanding 55,658,220 shares of registrant’s common stock, par value $0.001 per share.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Unless otherwise indicated, references to “we,” “our,” “us,” “Gamzio,” “GAMZ,” the “Company” or the “Registrant” refer to Gamzio Mobile, Inc., a Nevada corporation, and its wholly owned subsidiary, Gamzio, Inc., a Nevada corporation.

ITEM 1— BUSINESS

History

We were incorporated under the laws of the State of Nevada on January 18, 2007, under the name “Sona Resources, Inc.”, with authorized capital stock of 250,000,000 shares at $0.001 par value.  We were originally organized for the purpose of acquiring and developing mineral properties.

On June 6, 2011, we entered into the Exchange Agreement to acquire Marine Drive Technologies Inc., a corporation organized under the laws of Canada (“MDT”), a developer of scalable m-Commerce applications and services, and on July 6, 2011, we changed our name to “Marine Drive Mobile Corp.”  On August 26, 2011, we entered into a Membership Interests Purchase Agreement for the acquisition of the outstanding membership interests of I Like A Deal, LLC (“ILAD”), a developer of group buying web based software (the “ILAD Transaction”).  On September 12, 2011 we closed the Exchange Agreement with MDT and on October 3, 2011 we closed the Membership Interests Purchase Agreement with ILAD.

On September 11, 2013, we effected a one-for-one hundred reverse stock split of all of our issued and outstanding shares of common stock.

On October 23, 2013, we entered into and consummated a voluntary share exchange transaction with Gamzio, Inc., a Nevada corporation and the sole stockholder of Gamzio, Inc. (the “Selling Stockholder”), pursuant to a Share Exchange Agreement by and among us, Gamzio, Inc. and the Selling Stockholder (the “Exchange Agreement”).

In accordance with the terms of the Exchange Agreement, we issued 30,000,000 shares of our common stock, par value $0.001 to the Selling Stockholder in exchange for 100% of the issued and outstanding capital stock of Gamzio, Inc. (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholder acquired 54% of our issued and outstanding shares of common stock, Gamzio, Inc. became our wholly-owned subsidiary, and we acquired the business and operations of Gamzio.

On November 15, 2013, we changed our name from "Marine Drive Mobile Corp." to "Gamzio Mobile, Inc.”

Overview

We operate in two distinct business segments: (1) social casino gaming, and (2) customer loyalty technology.

Social Casino Gaming

Our strategy is to innovate Social Casino Games. Our mission is to create high quality social casino games with the intent to provide widespread appeal for consumers worldwide. We believe that our games are designed to provide unique social gaming experiences for players and drive optimized earnings for shareholders.

We market and distribute our flagship social casino game Slots-O-Luck Adventure HD for iPhone and iPad through Apple’s App Store.  We advertise on high volume acquisition channels including Facebook in order to grow our user-base.  In the future, we plan to distribute our games on other high volume distribution channels.

Customer Loyalty Technology

We provide mobile rewards programs, digital coupons, promotions, and deal management solutions (DMS).  We enable our clients to manage sales through real-time transactions, end-user data, enhanced brand marketing strategies, and customer loyalty-reward programs.  Our loyalty engine works across all communication platforms and displays – mobile, tablet, & PC – putting real-time deals in the hands of today’s consumer.

Our goal is to provide businesses with a marketing platform that builds incremental business with their existing clients and introduces new customers to their products and services. We do this by providing merchants convenient access to our m-Commerce applications and services.

SOCIAL CASINO GAMING

Gamzio recently “soft” launched its first Social Casino Game title, Slots-O-Luck Adventure HD for iPad and iPhone in the Apple iTunes Store.  Gamzio spent approximately over $197,000 in 2012 and over $127,000 in 2013 to develop and optimize the game.  At present the company’s management has spent minimal money on advertising and marketing Slots-O-Luck Adventure, choosing instead to optimize the game revenue per user.

Objectives

Gamzio’s current focus is to grow market share, including the following key objectives:

•	Procure necessary funding for further advertising and marketing;
•	Acquire customers based on CPI (Cost Per Install) advertising campaigns;
•	Execute the CPI advertising plan to acquire an initial 100,000 users for Slots-O-Luck Adventure HD;
•	Expand to new markets internationally for real money gaming; and
•	Expand to new platforms to capture more market share.

Description of Products/Services

Gamzio creates innovative social games and applications (“apps”) for mobile devices.  With distribution channels, key strategic partnerships, and a proprietary sharing system to increase game virality, Gamzio hopes to acquire players (customers) and convert those players into revenues greater than the cost of acquiring them.  With its in-house data tracking systems, Gamzio is able to optimize player experience, monetization, and virality of its games and apps.

Gamzio’s newest title Slots-O-Luck Adventure was recently released for iPad and iPhone on the Apple App Store.  Slots-O-Luck is a social slots game where players can play Las Vegas style slot machines for virtual currency.

Future Products and Services

Real Money Wagering

Gamzio is currently using its experience and talent to position itself in future markets such as real money wagering and will continue to develop enhancements, as well as create new services to keep expanding its position.  In the future, Gamzio plans on partnering with a real money gaming licensor.

Gamzio creates and builds the front end of the game. The licensor’s servers would handle the back-end processing. Users see the front end, such as the Slots-O-Luck Adventure slot machine. The users bet money and play the slot machine. The game turns this information over to a licensor, which then calculates the result. If the player wins, the licensor credits the account. If he loses, the licensor deducts money from the account. The licensor handles the payment processing on its own.

The licensor’s platform would be universal. Any Gamzio game can be plugged into its applications programming interface and be converted into a real-money gambling game.

The partnership with such a licensor would be a part of a campaign to break down barriers between real-money online gambling and social-mobile games.

Blackjack Tournament Game

Gamzio is also in the process of developing a Blackjack tournament game under the Slots-O-Luck name.  This title will add users and revenue to the current portfolio, and can be cross-promoted to the current user base, reducing the cost of player acquisition.

In addition, Gamzio is currently in preliminary planning to add an Android version of Slots-O-Luck Adventure to the marketplace.  Development is estimated to take 5 weeks.  We believe this will allow Gamzio to capture more market share in the Mobile Social Casino Game industry.

Competition

The total social games industry was estimated at $3.65 billion and the online gambling industry was measured at $30.3 billion in 2010. Both social games and online gaming are healthy markets, and together they have the potential to accelerate each other’s growth: Online gambling monetizes very well on a per-player basis, and social games have a huge reach.

Together, the top five Facebook casino games – Texas HoldEm Poke (developed by Zynga), Slotomania (Playtika), DoubleDown Casino (Double Down Interactive), Bingo Blitz (Buffalo Studios) and Best Casino (diwip) – attract 49,800,000 monthly active users and 11,240,000 daily active users.

The following highlights our direct and indirect competitors:

Slotomania - Social Slot machine game acquired by Caesars Entertainment for $81 million.  Dec 2012 estimated Rev: $10.72 million.  Slotomania  serves more than 150 markets in North America and 100 markets in Europe, Asia and South America and has amassed 35 million registered users;

Double Down Casino - a social casino game offered on Facebook and mobile devices.  Monthly active users (MAU) is approximately 4.68 million players.  Recently acquired by International Gaming Technologies for $500 million.  Dec 2012 estimated Rev: $11.85 million;

Jackpot Party Casino - a social casino game offered on Facebook and mobile devices.  Monthly active users (MAU) is approximately 1.69 million players.   Dec 2012 estimated Rev: $3.29 million;

Further differentiating itself from the competition, Gamzio has enlisted the talents of high-level designers from the land-based slot machine industry to consult on gameplay.  Slot machines began offline.  The ability to draw from the knowledge of people who have experience  in the offline industry is invaluable.

Order Fulfillment

Gamzio holds no inventory and has programmed the completion of fulfillment requirements via digital in app purchases of virtual casino currency. Management has determined that when necessary that state of the art software and appropriate hardware will be implemented to assist in gaining maximum product sales productivity. Gamzio utilizes accounting procedures offline and online to monitor daily, weekly, monthly, quarterly and annual results of all aspects of operations.

Advertising

Using realtime bidding (RTB) advertising platforms like AppFlood, Flurry, and Facebook; Gamzio can closely monitor acquisition costs, and divert ad-spend to the platforms providing downloads from players with the highest revenue per user.

With newly installed predictive analytics tracking, Gamzio can estimate the lifetime value (LTV) of a user within days as opposed to months as was the case previously.  In doing so, Gamzio is able to pinpoint the most profitable acquisition channels and scale up ad-spend.

Social Gaming Market

A social network game is a type of online game that is played through social networks, and typically features multiplayer and asynchronous gameplay mechanics.  Social network games are most often implemented as browser games, but can also be implemented on other platforms such as mobile devices. Our focus initially is on mobile.

They are amongst the most popular games played in the world, with several products with hundreds of millions of players.  FrontierVille, CityVille, Gardens of Time and The Sims Social are more recent examples of very popular social network games.
Social Gaming refers to the virality of playing socially integrated games of chance or skill for money by using a remote device such as a tablet computer, smartphone or a mobile phone with a wireless internet connection.

According to a Juniper Research report released in September 2010, the total sum wagered on mobile casino games is expected to surpass $48 billion US dollars by 2015.

The report bases this prediction on:

(1) the high growth rates of mobile casinos, lotteries and sports betting providers in major emerging markets and China;

(2) liberalization of mobile gambling legislation in Europe;

(3) United States repealing the Unlawful Internet Gambling Enforcement Act of 2006, permitting people in the US to legally gamble online again.

Gamzio strives to target the digital media segment of the market that is in the ideal position to need its service, afford its service, and be in a position to act on purchasing premium content immediately.  The primary demographic for social slots games like Slots-O-Luck Adventure is females age 45-65.  As of January, 2013, the Social Casino Gaming segment shows an addressable market of 20.67 million users for the slots segment.

Gamzio and its marketing team evaluates the market primarily from the standpoint of what the needs are of the individual consumer. We believe that players are rapidly moving from traditional console-based games that can cost $50 or more upfront, to all the free game content available for download on their mobile devices.  Gamzio is hoping to capitalize on this ideal timing by continuously creating high-quality content offered for free, with proven monetization strategies, and recurring revenue models in place to maximize player values.

By utilizing Gamzio’s proprietary technology, players are able to experience a distinctive social casino gaming experience. With Gamzio’s integration of social networks, we can identify trends of players that have the ability to link with and share game experiences with friends, family and other game enthusiasts.  With this unique integration, player acquisition cost is greatly reduced, which has the potential to result in increased revenues for the company.

Social Casino Industry

According to a Juniper Research report1 released in September 2010 the total sum wagered on mobile casino games is expected to surpass $48 billion US dollars by 2015, and could exceed $100 billion by 2017.  The report bases this prediction on (1) the high growth rates of mobile casinos, lotteries and sports betting providers in major emerging markets and China; (2) liberalization of mobile gambling legislation in Europe; and (3) repeal of the Unlawful Internet Gambling Enforcement Act of 2006, permitting people in the US to gamble legally online again.

However, the ’Social Casino Gaming’ market for the mobile gaming industry is fragmented and offers few well-known name brand competitors. Together, the top five Facebook casino games – Texas HoldEm Poke (developed by Zynga), Slotomania (Playtika), DoubleDown Casino (Double Down Interactive), Bingo Blitz (Buffalo Studios) and Best Casino (diwip) – attract 49,800,000 monthly active users and 11,240,000 daily active users.

Gamzio’s apps fall under 2 models - Premium and Freemium.  Slots-O-Luck Adventures HD is a Freemium app.

●
Premium apps generate revenue upfront with users paying a fee between $.99 and $2.99 to initially download the app. Revenues for Premium title revenues are supplemented with in-app purchases ranging from $.99 to $99.99.

●
Freemium apps, which is the model for Gamzio’s title - Slots-of-Luck Adventure - are high-quality free apps for the user to download and play.  Freemium apps work on an in-game virtual currency monetization system.  Users can unlock enhanced items and features within the app using the game’s virtual currency to enhance their experience with the games.  This virtual in-app currency can be earned though playing the base version of the game, or purchased with real money via in-app purchases ranging from $.99 to $199.99.  Freemium title revenues are also supplemented with ads shown in-game which users can opt to remove for a fee.

Lifetime customer value of social casino games has been shown to be $1-$3 per player.  For Real-Money games, player value can equal up to $1,800 (Source: Betable.com).  Player acquisition costs are significantly lower than lifetime player values.  Gamzio expects player acquisition costs to be approximately $1.00 to $2.50 per player.

By using analytics to analyze all aspects of player activity, player data, and virtual currency performance, Gamzio has the ability to create more efficient advertising campaigns with industry related advertisers, with the ultimate goal of maximizing revenues and decreasing player acquisition costs.  Gamzio has also developed a proprietary system within its games, to reward users for sharing Gamzio’s apps and games with friends.  Traditional “passive” methods of in-game sharing techniques have shown to be only mildly effective.  However Gamzio’s “active” incentivized in-game sharing system helps promote sharing of the games with other potential users.  We believe this not only reduces the cost of user acquisition, but could potentially increase revenues for the company.

1 Press Release: Mobile Gambling Wagers to Surpass $48bn by 2015: http://www.juniperresearch.com/viewpressrelease.php?pr=204

Market Segmentation

We believe the industry presents an ever increasing market, a healthy bottom line, and excellent opportunities for growth. According to Morgan Stanley, in an optimistic scenario the social casino industry is on target to reach $7 billion by 2015. Born from the depths of SmartPhones and Facebook, the Social Gaming industry has experienced extremely fast growth in the five years prior to 2013, with IBISWorld estimating revenue to rise at an annualized rate of 304.2% to $2.8 billion. Industry operators have benefited from a customer base which possesses the ability to play and interact with their products, right in the palm of their hand. Social Gaming companies have also taken advantage of the increasingly connected population, with the number of mobile internet connections growing 57.6% in the five years prior to 2012. Industry revenue is expected to grow to $2.8 billion this year [in 2013]. In the five years prior to 2013, IBISWorld estimates that the number of industry firms will increase at an average of 175.3% annually to 632. However, the industry has already started to experience consolidation.

Digital Media - According to a new research report from Gartner, consumers are on track to spend a record $2.1 trillion on digital information and entertainment products this year. That figure is expected to hit $2.8 trillion by 2015. $1.2 trillion (62%) is spent on subscription-based communication services such as mobile, voice, and data services, broadband packages, video services, online gaming, and cable TV subscriptions. $600 billion, 28% of the total $2.1 trillion, is spent on devices themselves, and 10% is spent on content such as computer software, video on-demand, and pay-per-view services. Of the $2 trillion consumers spent globally on digital information and entertainment products and services, the largest spending segment was for communications subscription-based access and usage services. The $1.2 trillion included mobile and wired voice services; mobile data services, such as SMS/TXT and broadband; fixed broadband services; video services, such as subscriptions to pay TV; and the overall online gaming market.

The second-largest spending segment (28%) was for devices. The $600 billion is made up of consumer electronic devices, such as mobile/handheld devices, PCs and related devices, and stationary entertainment equipment. The smallest spending segment (10%) was for content and software for a total of $200 billion. Video content that has been purchased/rented/streamed/downloaded, as well as premium channel/pay per view (PPV)/video on demand (VOD), and that portion of pay TV subscriptions allocated to licensing fees made up half of this segment, while the other half was for PC and gaming software, digital music and books, and overall purchases from mobile apps stores.

Online Advertising Market - U.S. online advertising spending is expected to grow 23.3% to $39.5 billion this year, pushing it ahead of total advertising spending in print newspapers and magazines, according to an eMarketer report. Meanwhile, print advertising spending is expected to fall to $33.8 billion in 2012 from $36 billion last year, the market research company said. The 2012 estimates come after a robust year for United States advertising in 2011. eMarketer said online ad spending grew 23% to $32.03 billion last year while total ad spending rose 3.4% to $158.9 billion. Overall, total media ad spending in the United States is expected to grow an estimated 6.7% to $169.48 billion.

The primary driver of the change in projected spending is greater ad spending on Facebook, by far the biggest player in the space. eMarketer predicts ad spending on the world’s top social network will reach $2.19 billion in the U.S. this year and just over $4 billion worldwide; both more than double last year’s figure. United States advertisers are expected to spend $12.33 billion on online display ads this year, a gain of nearly 25% from a year earlier. These projected gains in display ad spending are narrowing the traditional gap between these types of ads and those placed next to Internet search results. Spending on search ads will reach $14.38 billion this year, up 20% from a year ago. In 2015, there will be over 285 million U.S. Internet users and over 2.6 billion global Internet users. The amount of time Internet users spend online per week has also increased. U.S. Internet users spent 15.3 hours a week online last year.

Mobile Advertising Market – According to eMarketer, the U.S. mobile ad market is expected to generate $2.61 billion. eMarketer predicts that spend in mobile search will double in 2012, with $1.28 billion spent in the medium compared to $652.5 million in 2011. Higher-value display and rich-media ads will see less investment, which could either be a sign that mobile is still working to earn its stripes as a credible medium with big brands, or a tacit belief that these formats simply are not working as effectively as search at the moment. Display will be worth $861.7 million, a rise of 93.5% on 2011; video will be worth $151.5 million, a very respectable rise of 122%.

Market Overview for Ad Audience Mobile and Online:
United States	Worldwide
In 2015 - over 285 million Internet users
In 2015 - over 335 million PCs in use
Over 80% of office workers use PCs
Over 95% of households will have PCs
There will be over 340 million cell phones in use
There will be 195 million wireless Internet users

In 2015 - over 2.6 billion Internet users
In 2015 - over 1.9 billion PCs in use
Over 65% of office workers use PCs
Over 50% of households will have PCs
There will be over 5 billion cell phones in use
There will be 2 billion wireless Internet users

Distribution

Gamzio believes that the best places to promote its services are through online exposure such as the Apple iTunes Store, and high-volume distribution networks. Creative campaigns will be developed to engage prospective clients through CPI, banner advertising, Pre-Roll ads, Mobile Install Ads with Facebook, as well as strategic partnerships with download networks offering a near unlimited amount of players for acquisition. Gamzio is excited about its position in relationship to its competition. Management has discovered innovative and creative ways of acquiring components that may translate into maximization of userbase monetization.

The need for a low-based cost that transcends to a lower net cost prior to sale and therefore transcends into a greater profit is what keeps Gamzio on the cutting edge and potentially allows it to compete with its peers on a favorable basis.

Marketing Strategy

Sales, Marketing and Distribution

We market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store. In the future we may also sell and distribute on Facebook, Mac App Store, Google Chrome, the Google Play Store, Amazon’s Appstore, Microsoft’s Xbox Live Marketplace and the Samsung App Store.

We also intend to work with third parties, including Facebook, to recruit new players. As part of our efforts to successfully market our games on the direct-to-consumer digital storefronts, we intend to educate the storefront owners about our games. We believe that the featuring or prominent placement of our games facilitates organic user discovery and has the potential to result in our games achieving a greater degree of commercial success.

Pricing Strategy

Gamzio has, after careful consideration, decided to align its game pricing at a freemium model (free to download with in app purchases) level in comparison to some of its competitors. This fits in perfectly with where we see ourself positioned in the total marketplace and from communication with our customer base, as far as getting appropriate value and still maintaining sufficient motivation for high volume. Gamzio looks to create a universal, cross-platform social casino gaming environment for players worldwide. We anticipate that players will also share Gamzio games with their contacts, propagating more viral sales.

Promotion Strategy

The management of Gamzio believes strongly in press releases to promote the value of its services. This will always be a focus of its promotion efforts. However, though this is a crucial part, this is only one part of its promotion strategy. The Company will be promoting what it does through paid downloads (CPIs), partnerships, online activity, email, word of mouth and referrals from other customers. This along with all the individual selling efforts of its staff demonstrates a dynamic way for it to infiltrate the marketplace.

In addition to our efforts to secure prominent featuring or placement for our games, we have also undertaken a number of marketing initiatives designed to acquire customers and increase downloads of our games and increase sales of virtual currency, including:

•	Undertaking extensive outreach efforts with video game websites and related media outlets, such as providing reviewers with access to our games prior to launch;

•	Paying third parties, such as Tapjoy, AdMob, iAd or Flurry, to advertise to targeted consumers to download our games through offers or recommendations;

•	Using “push” notifications to alert users of sales on virtual currency or items in our games;

•	Cross-promoting our games through banner advertisements in our other games, as well as advertising our games in our competitors’ games; and

•	Using social networking websites, such as Facebook and Twitter, to build a base of fans and followers to whom we can quickly and easily provide information about our games.

The main challenge of today’s game companies is App Store discoverability.  Gamzio realizes that in creating strategic partnerships with companies with massive distribution channels, and sources of new players, the discoverability issue may be ameliorated.

Gamzio has teamed up with a number of industry veterans and strategic partners who specialize in app discoverability and distribution.  In doing so, Gamzio hopes to expand the distribution of its games and apps worldwide.
Government Regulation

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. In order to address concerns relating to these new laws, we explicitly include in our download page in the Apple iTunes Store the following disclaimer: “This game is for entertainment purposes only, and is not intended for those under 18 year of age, and in some cases, 21 years of age.”

We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. For example, the United Kingdom’s Office of Fair Trading issued proposed principles in September 2013 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles are expected to become effective in the first quarter of 2014. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union ( Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China.

Furthermore, the growth and development of free-to-play gaming and the sale of virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours. We anticipate that scrutiny and regulation of our industry will increase and that we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover virtual currency or goods. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may depend on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs.

We are also subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices. For example, in December 2012, the Federal Trade Commission adopted amendments to the Children’s Online Privacy Protection Act to strengthen privacy protections for children under age 13, which amendments became effective on July 1, 2013. In addition, the European Union has proposed reforms to its existing data protection legal framework. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. In response to developments in the interpretation and understanding of regulations such as these and guidance we make our privacy policy readily accessible to players of our games as required by the California Online Privacy Protection Act.

In the area of information security and data protection, we are subject to state laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards.

CUSTOMER LOYALTY TECHNOLOGY

We have developed a proprietary technology platform designed to provide merchants with a new method of marketing to existing and loyal customers.  We generate revenue primarily through transaction fees associated with the use of our deal management software (“DMS”).   The deal management software provides companies of all sizes the ability to create their own electronic discount offers (coupons), make those offers available to targeted customer groups, and send them out through their own distribution channels.

We generate revenues by collecting a small transaction fee for the use of the DMS.  Consumers purchase “deal offers” from Gamzio for $1, locking in the merchant’s future discounted deal. When the purchased deal offer is redeemed, the consumer then pays the merchant directly for full cost of the deal.  The platform is provided at no cost to the merchant, with the merchant’s customer paying us a $1 fee for the right to the merchant’s deal at a future time.

Our DMS was officially introduced to the golf industry in January 2012 at the PGA Merchandise Show through the website eTeeoff.com, an easy-to-use platform to connect golf merchants to consumers. We signed a Memorandum of Agreement with TapIn Solutions, LLC to make eTeeoff and DMS available to their network of 3,400 golf courses and 450 product distributors across the country.

Operations

To date we have not generated any revenue through this business segment.

Since the acquisition of MDT, we have had significant on-going operations, developed proprietary software to use in our products, developed and launched a product, eTeeoff.com, created a marketing plan and sales team, hired contract employees and management and have been actively seeking potential acquisition or development targets, and negotiating and closing transactions with such targets.

Our current and future operations are and will be focused on continuing to carry out our business plan through the marketing and continued development of our deal management software, and our future products, continued software development efforts, the integration of the intellectual property we have acquired through MDT, and the continued evaluation of potential strategic acquisitions and/or partnerships.

Products

Our deal management software (DMS) provides companies of all sizes with the ability to not only enter the e-commerce space, but a clear path of adoption to fast growing mobile-commerce transactions. With this significant cultural and technological shift taking place, we use flexible design to integrate our platform with iPhone, android and even javascript enabled blackberry devices.

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

Government Regulations

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

Employees

Currently, we have five three time contracted employees which includes our CEO.  We have also hired part-time employees to assist in the on-going operations of the Company.  Other work, including work relating to our sales efforts, is subcontracted to consultants on an as-needed basis.  We intend to grow our employee base based on the demands and requirements of the business.

ITEM 1A— RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We have no revenues and have incurred and expect to continue to incur substantial losses.

Since inception through September 30, 2013, we have not generated any revenues and we have generated significant operating losses since our formation and given our recent shift in business focus we expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the year ended September 30, 2013, our net loss was $1,962,001 and as of September 30, 2013our accumulated deficit, was $4,880,014.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs, and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.  We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities, and we will require significant additional capital in order to implement our business plan and continue our operations.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended September 30, 2013.

•
we may have difficulty optimizing the monetization of our games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers, as well as our limited experience in offering the features that are often associated with free-to-play games published by games-as-a-service companies, such as tournaments, live events and more frequent content updates;

•
we intend to develop our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games;

•
many well-funded public and private companies have released, or plan to release, free-to-play games,, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	free-to-play games, have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;
•
our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick-client games may utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 100 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device;

•
even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•
we may have difficulty hiring the additional monetization, live operations, server technology, user experience and product management personnel that we require to support our games  and incorporating our products;

•	we will depend on the proper and continued functioning of our own servers and third-party infrastructure to operate;
•
the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•
the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

If we do not achieve a sufficient return on our investment with respect to our free-to-play business model, it will negatively affect our operating results and may require us to formulate a new business strategy.

We derive our revenues from Apple’s App Store, and if we are unable to maintain a good relationship with each of Apple or if the storefront was unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues have historically been derived from Apple’s iOS platform, which accounted for 100% of our total revenues for the fiscal year ended September 30, 2013. We generated the majority of these iOS-related revenues from in-app purchases made through the Apple App Store.  We believe that we have good relationships with Apple.  Accordingly, any change or deterioration in our relationship with Apple could materially harm our business and likely cause our stock price to decline.  We also rely on the continued functioning of the Apple App Store. In the past the digital storefront has been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. If either of these events recurs on a prolonged basis or other similar issues arise that impact our ability to generate revenues from these storefronts, it would have a material adverse effect on our revenues and operating results. In addition, if the storefront operators fail to provide high levels of service, our end users’ ability to access our games may be interrupted or end users may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand.

The operators of digital storefronts on which we publish our free-to-play games in many cases have the unilateral ability to change and interpret the terms of our contract with them.

The distribution terms and conditions are often “click through” agreements that we are not able to negotiate with the storefront operator. For example, we are subject to each of Apple’s standard click-through terms and conditions for application developers, which govern the promotion, distribution and operation of applications, including our games, on their storefronts. Apple can unilaterally change their standard terms and conditions with no prior notice to us. In addition, the agreement terms can be vague and subject to changing interpretations by the storefront operator. For example, in the second quarter of 2011, Apple began prohibiting certain types of virtual currency-incented advertising offers in games sold on the Apple App Store.   Most recently, Apple informed us early in the fourth quarter of 2012 that we could no longer include links to Tapjoy’s HTML5 website in our games, which has since negatively impacted our ability to generate revenue through incented offers and will likely continue to negatively impact our revenues in future periods. Any similar changes in the future that impact our revenues could materially harm our business, and we may not receive significant or any advance warning of such change. In addition, Apple has the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. If Apple or any other storefront operator determines that we are violating its standard terms and conditions, by a new interpretation or otherwise or prohibits us from distributing our games on its storefront, it would materially harm our business and likely cause our stock price to significantly decline.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For end users, we compete primarily on the basis of game quality, brand and customer reviews. We compete for promotional and storefront placement based on these factors, as well as our relationship with the digital storefront owner, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners or carriers. We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Gluu Mobile Inc., Zynga, DeNA, Gree, Nexon and many well-funded private companies, including Kabam, King, Rovio, Storm 8/Team Lava and Supercell. We also compete for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive, whose games for smartphones and tablets are primarily premium rather than free-to-play. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we face, it has been estimated that more than 170,000 active games were available on Apple’s App Store as of October 31, 2013. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users without substantially increasing our marketing expenses and development costs.

•	significantly greater financial resources;
•	greater experience with the free-to-play games and games-as-a-service business model and more effective game monetization;
•	stronger brand and consumer recognition regionally or worldwide;
•	greater experience integrating community features into their games, operating as a games-as-a-service company and increasing the revenues derived from their users;
•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;
•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;
•	lower labor and development costs and better overall economies of scale;
•	greater platform-specific focus, experience and expertise; and
•	broader global distribution and presence.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

Consumer tastes are continually changing and are often unpredictable, and we compete for consumer discretionary spending against other forms of entertainment; if we fail to develop and publish new mobile games that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing mobile games that consumers will want to download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful free-to-play games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we do not successfully establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contains defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property. Our ability to promote the Gamzio brand and increase recognition of our games depends on our ability to develop high-quality, engaging games. If consumers, Digital Storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Even if we significantly increased our sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. In addition, one of our employees or an employee of an outside developer could include hidden features in one of our games without our knowledge, which might contain profanity, graphic violence, sexually explicit or otherwise objectionable material. If consumers believe that a game we published contains objectionable content, it could harm our brand, consumers could refuse to buy it or demand a refund, and could pressure the digital platform operators to no longer allow us to publish the game on their platforms. Similarly, if one of our games is introduced with defects or has playability issues, it could results in negative user reviews and damage our brand. These issues could be exacerbated if we do not timely and adequately address issues that our users have encountered with our games.

We have depended on only one game for a significant portion of our revenues since our inception and iIf the game does not succeed or we do not release highly successful new games, our business will fail.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, all of our revenues to date have come from just one game, Slots-O-Luck Adventure HD. Our growth depends on our ability to consistently launch new games that generate significant revenues. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

We rely on a combination of our own servers and technology and third party infrastructure to operate our games. If we experience any system or network failures, cyber-attacks or any other interruption to our games, it could reduce our sales, increase costs or result in a loss of revenues or end users of our games.

We rely on Digital Storefronts and other third-party networks to deliver games to our customers and on their or other third parties’ billing systems to track and account for our game downloads. We also rely on our own servers and third-party infrastructure to operate, however, we could experience unexpected technical problems. Any technical problem with, cyber-attack on, or loss of access to these third parties’ or our systems, servers or other technologies, could result in the inability of end users to download or play our games, cause interruption to gameplay, prevent the completion of billing for a game or result in the loss of users’ virtual currency or other in-app purchases, interfere with access to some aspects of our games or result in the theft of end-user personal information. In addition, if virtual assets are lost, or if users do not receive their purchased virtual currency, we may be required to issue refunds, we may receive negative publicity and game ratings, we may lose users of our games, and we may become subject to regulatory investigation or class action litigation, any of which would negatively affect our business. Any of these problems could harm our reputation or cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those utilizing the Android operating system, our revenues and financial results could suffer.

We derive all of our revenues from the sale of Slots-O-Luck Adventure HD which is available for smartphones and tablets that utilize Apple’s iOS operating systems. Unlike the Apple ecosystem in which Apple controls both the device (iPhone, iPod Touch and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store. For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 700 Android-based devices that are commercially available, many of which have different technical requirements. Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could harm our business, operating results and financial condition. In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins. If we fail to maintain or enhance our porting capabilities, our revenues and financial results could suffer.

We may need to raise additional capital or borrow funds to grow our business, and we may not be able to raise capital or borrow funds on terms acceptable to us or at all.

We expect to continue to use cash in our operations during 2014 as we seek to grow our business.  If our cash and cash equivalents and cash inflows are insufficient to meet our cash requirements or if we wish to strengthen our balance sheet, we will need to seek additional capital, and we may be unable to do so on terms that are acceptable to us or at all. Equity financings would dilute our existing stockholders, particularly given our current stock price, and the holders of new securities may receive rights, preferences or privileges that are senior to those of existing stockholders. Alternatively, we may wish to enter into a credit facility or other debt arrangement, and we may be unable to procure one on terms that are acceptable to us, particularly in light of the current credit market conditions.  If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to align them with available resources, which would harm our ability to grow our business.

Our acquisition activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

We may acquire companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

•	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;
•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;
•	challenges retaining the key employees, customers and other business partners of the acquired business;
•	inability to realize synergies expected to result from an acquisition;

•	an impairment of acquired goodwill and other intangible assets in future periods would result in a charge to earnings in the period in which the write-down occurs;
•	the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;
•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

•
liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

In addition, if we issue equity securities as consideration in an acquisition, our current stockholders’ percentage ownership and earnings per share would be diluted. Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

If we fail to deliver our games at the same time as new mobile devices are commercially introduced, our sales may suffer.

Our business depends, in part, on the commercial introduction of new mobile devices with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, the introduction of new and more powerful versions of Apple’s iPhone and iPad and devices based on Google’s Android operating system, have helped drive the growth of the mobile games market. In addition, consumers generally purchase the majority of content, such as our Slots-O-Luck Adventure HD game, for a new device within a few months of purchasing it. We do not control the timing of these device launches. If we do not adequately build into our title plan the demand for games for a particular mobile device or experience game launch delays, we miss the opportunity to sell games when new mobile devices are shipped or our end users upgrade to a new mobile device, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Our business and growth may suffer if we are unable to hire and retain key personnel.

Our future success will depend, to a significant extent, on our ability to retain and motivate our key personnel, namely our management team, particularly Jason Deiboldt, our President, as well as experienced game development personnel.  To grow our business, execute on our business strategy and replace departing employees, we must identify, hire and retain qualified personnel, particularly additional monetization, live operations, server technology, user experience and product management personnel to support our company. Competition for qualified management, game development and other staff can be intense. Attracting and retaining qualified personnel may be particularly difficult for us if our stock price remains relatively depressed, since individuals may elect to seek employment with other companies that they believe have better long-term prospects. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not maintain a key-person life insurance policy on any of our officers. Our business and growth may suffer if we are unable to hire and retain key personnel.

If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our business and operating results may be harmed.

Our intellectual property is essential to our business. We will rely on a combination of copyright, trademark, trade secret and other intellectual property laws and contractual restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection, so, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and games. Further, some of our competitors have released games that are nearly identical to successful games released by their competitors in an effort to confuse the market and divert users from the competitor’s game to the copycat game. To the extent that these tactics are employed with respect to any of our games, it could reduce our revenues that we generate from these games. Monitoring unauthorized use of our games is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and games, particularly in certain international jurisdictions, such as China, where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to litigate to enforce our intellectual property rights, which could result in substantial costs and divert our management’s attention and our resources.

In addition, although we require our third-party developers to sign agreements not to disclose or improperly use our trade secrets and acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and to assign to us any ownership they may have in those works, it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent. This could harm our brand, business, operating results and financial condition.

We may become involved in intellectual property disputes, which may disrupt our business and require us to pay significant damage awards.

Third parties may sue us for intellectual property infringement, or initiate proceedings to invalidate our intellectual property, which, if successful, could disrupt our business, cause us to pay significant damage awards or require us to pay licensing fees.   In the event of a successful claim against us, we might be enjoined from using our intellectual property or licensed intellectual property that we use in our business, we might incur significant licensing fees and we might be forced to develop alternative technologies. If we fail or are unable to develop non-infringing technology or games or to license the infringed or similar technology or games on a timely basis, we may be forced to withdraw games from the market or prevented from introducing new games. We might also incur substantial expenses in defending against third-party claims, regardless of their merit.

In addition, we plan to use open source software in some of our games that are in the development phase. We may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our games, any of which would have a negative effect on our business and operating results.

Our business is subject to increasing governmental regulation and if we do not successfully respond to these regulations, our business may suffer.

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in their being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors. If such legislation is adopted, it could harm our business by limiting the games we are able to offer to our customers or by limiting the size of the potential market for our games. We may also be required to modify certain games or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our games. For example, the United Kingdom’s Office of Fair Trading issued proposed principles in September 2013 relating to in-app purchases in free-to-play games that are directed towards children 16 and under, which principles are expected to become effective in the first quarter of 2014. The Federal Trade Commission has also indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors. If the Federal Trade Commission issues rules significantly restricting or even prohibiting in-app purchases, it would significantly impact our business strategy. In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union ( Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (for example, violence, sexually explicit content, language). Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games. In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in China. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

Furthermore, the growth and development of free-to-play gaming and the sale of virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours. We anticipate that scrutiny and regulation of our industry will increase and that we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover virtual currency or goods. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may depend on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may dampen the growth of free-to-play gaming and impair our business.

The laws and regulations concerning data privacy and data security are continually evolving, and our actual or perceived failure to comply with these laws and regulations could harm our business.

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over collecting information concerning consumer behavior on the Internet and on mobile devices. For example, in December 2012, the Federal Trade Commission adopted amendments to the Children’s Online Privacy Protection Act to strengthen privacy protections for children under age 13, which amendments became effective on July 1, 2013. In addition, the European Union has proposed reforms to its existing data protection legal framework. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. In response to developments in the interpretation and understanding of regulations such as these and guidance we make our privacy policy readily accessible to players of our games as required by the California Online Privacy Protection Act. If we do not follow existing laws and regulations, as well as the rules of the smartphone platform operators, with respect to privacy-related matters, or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

All of our games are subject to our privacy policy and our terms of service located on our corporate website. If we fail to comply with our posted privacy policy, terms of service or privacy-related laws and regulations, including with respect to the information we collect from users of our games, it could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, interpreting and applying data protection laws to the mobile gaming industry is often unclear. These laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying requirements could cause us to incur additional costs and change our business practices. Further, if we fail to adequately protect our users’ privacy and data, it could result in a loss of player confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Costs to comply with these laws may increase as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities. The security measures we have in place to protect our data and the personal information of our employees, customers and partners could be breached due to cyber-attacks initiated by third party hackers, employee error or malfeasance or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any breach or unauthorized access could materially interfere with our operations or our ability to offer our services or result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our data, which could have an adverse effect on our business and operating results.

 Risks Related to our Common Stock and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Collectively, our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Except for our Chief Financial Officer, Monika Sagar, the individuals who now constitute our senior management team have not had responsibility for managing a publicly traded company prior to joining the Company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements.  Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

ii)
We have an audit committee comprised of Monika Sagar, however we do not have an independent audit committee financial expert. While not being legally obligated to have an independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

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

Although our common stock is quoted on the OTCQB marketplace, there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCQB.  Even if the shares of our common stock may in the future trade on the OTCQB, the liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange.  No assurances can be given that an active public trading market for our common stock will develop or be sustained.  If trading of our securities commences on the OTCQB, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in bulletin board stocks and certain major brokerage firms restrict their brokers from recommending bulletin board stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which shareholders may be able to sell our common stock.

 Even if our common stock will in the future trade on the OTCQB, the price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities.  Such risks could have an adverse affect on the stock’s future liquidity.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2   — PROPERTIES

Our head office is located 123 West NYE Ln., Ste. 129, Carson City NV.

ITEM 3   — LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4   — MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5   — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over The Counter Market under the symbol “GAMZ”.

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

Fiscal Year Ended September 30, 2012	High	Low
First Quarter (December 31, 2011)	$.55	$.30
Second Quarter (March 31, 2012)	$.87	$.15
Third Quarter (June 30, 2012)	$.66	$.02
Fourth Quarter (September 30, 2012)	$.58	$.02

Fiscal Year Ended September 30, 2013
F First Quarter (December 31, 2012)	$.05	$.02
Second Quarter (March 31, 2013)	$.04	$.01
Third Quarter (June 30, 2013)	$.03	$.01
Fourth Quarter (September 30, 2013)	$.15	$.01

Stockholders

As of September 30, 2013, there were 658,200 shares of common stock issued and outstanding held by 76 stockholders of record (not including street name holders).

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

Securities Authorized for Issuance under Equity Compensation Plans

We maintain an equity incentive plan for executives, employees and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 30, 2013 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Recent Sales of Unregistered Securities

The information set forth below describes our issuances of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2012, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On May 24, 2013, the Company approved the issuance of 100,000 common shares to Capital Mercantile Ltd. in payment for Compliance and Corporate Governance services. The issuance of these shares of common stock was exempt from registration in reliance upon Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Capital Mercantile Ltd. is an “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act, such determination based upon representations made by them.

On May 24, 2013, the Company approved the issuance of 100,000 common shares to Quarry Bay Capital in payment for forestalling any demand for payment of the loan. The issuance of these shares of common stock was exempt from registration in reliance upon Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Quarry Bay Capital is an “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act, such determination based upon representations made by them.

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

Overview

We were incorporated under the laws of the State of Nevada on January 18, 2007, under the name “Sona Resources, Inc.”, with authorized capital stock of 250,000,000 shares at $0.001 par value.  We were originally organized for the purpose of acquiring and developing mineral properties.

On June 6, 2011, we entered into the Exchange Agreement to acquire Marine Drive Technologies Inc., a corporation organized under the laws of Canada (“MDT”), a developer of scalable m-Commerce applications and services, and on July 6, 2011, we changed our name to “Marine Drive Mobile Corp.”  On August 26, 2011, we entered into a Membership Interests Purchase Agreement for the acquisition of the outstanding membership interests of I Like A Deal, LLC (“ILAD”), a developer of group buying web based software (the “ILAD Transaction”).  On September 12, 2011 we closed the Exchange Agreement with MDT and on October 3, 2011 we closed the Membership Interests Purchase Agreement with ILAD.

On September 11, 2013, the Company effected a one-for-one hundred reverse stock split of all of its issued and outstanding shares of common stock.

On October 23, 2013, we entered into and consummated a voluntary share exchange transaction with Gamzio, Inc., a Nevada corporation and the sole stockholder of Gamzio, Inc. (the “Selling Stockholder”), pursuant to a Share Exchange Agreement by and among the Company, Gamzio, Inc. and the Selling Stockholder (the “Exchange Agreement”).

In accordance with the terms of the Agreement, the Company issued 30,000,000 shares of its common stock, par value $0.001 (the “Shares”) to the Selling Stockholder in exchange for 100% of the issued and outstanding capital stock of Gamzio, Inc. (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholder acquired 54% of the Company’s issued and outstanding shares of common stock, Gamzio, Inc. became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Gamzio.

On November 15, 2013, the Company changed its name from "Marine Drive Mobile Corp." to "Gamzio Mobile, Inc.” and was assigned a new stock symbol, “GAMZ” by FINRA.

The Company operates in the technology industry and has two products:

Social Casino Gaming

The Company's strategy is to innovate Social Casino Games. Our mission is to create the highest quality social casino games with the intent to provide widespread appeal for consumers worldwide. We believe that our games are designed to provide unparalleled social gaming experiences for players and drive optimized earnings for shareholders.

We market and distribute our flagship social casino game Slots-O-Luck Adventure HD for iPhone and iPad through Apple’s App Store.  We advertise on high volume acquisition channels including Facebook order to grow our user-base.  In the future we plan to distribute our games on other high volume distribution channels.

Customer Loyalty Technology

We provide mobile rewards programs, digital coupons, promotions, and deal management solutions (DMS).  We enable our clients to manage sales through real-time transactions, end-user data, enhanced brand marketing strategies, and customer loyalty-reward programs.  Our loyalty engine works across all communication platforms and displays – mobile, tablet, & PC – putting real-time deals in the hands of today’s consumer.

Our goal is to provide businesses with a marketing platform that builds incremental business with their existing clients and introduces new customers to their products and services. We do this by providing merchants convenient access to our m-Commerce applications and services.

Results of Operations

Financial Condition as of September 30, 2013

We reported total current assets of $1,051 at September 30, 2013 being cash in the bank.  Total current liabilities reported of $1,888,414 consisted of accounts payable of $35,393, accrued interest expense of 212,336, advances from a related party of 27,523, and a note payable of $1,613,162.  We had a working capital deficit of $1,887,363 at September 30, 2013.

Stockholders’ Deficiency increased from $ 919,613 at September 30, 2012 to $1,881,618 at September 30, 2013.  This increase is due primarily to the interest on notes payable, impairment of software, and expenses paid by common stock.

Cash and Cash Equivalents

As of September 30, 2013, we had cash of $1,051. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1,000,000 to fund our operational and research and development needs over the next twelve months.

Comparison of the Fiscal Year Ended September 30, 2013 to the Fiscal Year Ended September 30, 2012

For the fiscal year ended September 30, 2013, we incurred a net loss of $1,962,001 from continuing operations being a reduction of $609,443 as compared to the fiscal year ended September 30, 2012, when we incurred a net loss of $2,571,444 from continuing operations.

Impairment expense for fiscal year ended September 30, 2013 decreased by $85,700 compared to year ended September 30, 2012.

General and administration expenses for the fiscal year end September 30, 2013 increased by $130,123 to $854,927 compared to $724,804 for the fiscal year ended September 30, 2012.  The major changes were an increase in stock based compensation of $300,000 and investor relations of $132,000 offset by a reduction in management fees of $162,700, travel of $57,800, system maintenance of $36,000, legal expense of $41,000 and consulting expense of $15,644

Sales and marketing expense for the fiscal year ended September 30, 2013 decreased by $191,600 to $36,393 compared to $227,965for the fiscal year ended September 30, 2012.  The major changes were a reduction in staff costs of $85,100, materials expense of $52,300 and advertising expense of $36,600.

Interest expense for the fiscal year ended September 30, 2013 decreased by $474,432 to $724,804 compared to $1,199,236 for the fiscal year ended September 30, 2012.  The major change was a reduction in the cost of servicing the line of credit.

Liquidity and Capital Resources

As at September 30, 2013 we have $6,796 in total assets and $1,888,414 in current and total liabilities, compared to $570,858 in assets and $1,490,471 in total and current liabilities as at September 30, 2012.  Our net working capital deficiency as at September 30, 2013 was $1,887,363 compared to a working capital deficiency as at September 30, 2012 of $1,407,195.

For the year ended September 30, 2013, we used net cash in operating activities of $302,802, compared to $933,571 net cash used in operating activities in the year ended September 30, 2012.

During the past three fiscal years, we funded our operations from the proceeds of advances from a third party, which were converted to a formal line of credit agreement on January 20, 2012, with an additional line of credit facility being extended on July 20, 2012.  Amounts of $1,613,162 and $1,392,162 were outstanding under these line of credit agreements at September 30, 2013 and 2012, respectively.

Cash used in investing activities was $423 and $211,361 for the years ended September 30 2013 and 2012, respectively, consisting of the acquisition of assets.

Cash provided by financing activities was $221,000 and $1,210,816 for the fiscal years ended September 30, 2013 and 2012, respectively, consisting of proceeds from notes payable.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Marine Drive Technologies, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same. At September 30, 2013 and 2012, we had 321,033 and 139,216 common stock equivalents outstanding related to convertible debt.

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. All costs incurred during the year ended September 30, 20132 were considered to be in the application development stage. The computer software costs have an estimated useful life of 3 years. Costs related to design or maintenance of internal use software is expensed as incurred.

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

Financial Statement Schedules.

The following financial statements are included in this report:

Title of Document	Page

Report of Sadler, Gibb & Associates, LLC	F-1

Consolidated Balance Sheets as at September 30, 2013 and 2012	F-2

Consolidated Statements of Operations for years ended September 30, 2013 and 2012 and for the period from January 18, 2007 (date of inception) to September 30, 2013	F-3

Consolidated Statement of Stockholders’ Deficiency for the period from January 18, 2007 (date of inception) to September 30, 2013	F-4

Consolidated Statements of Cash Flows for years ended September 30, 2013 and 2012 and for the period ended January 18, 2007 (date of inception) to September 30, 2013	F-5

Notes to the Consolidated Financial Statements	F-6 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gamzio Mobile, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Gamzio Mobile, Inc. (a Development Stage Company) (the Company) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period August 11, 2008 (date of inception) to September 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gamzio Mobile, Inc. (a Development Stage Company) as of September 30, 2013 and 2012, and the consolidated results of its operations and cash flows for the years ended September 30, 2013 and 2012, and for the period August 11, 2008 (date of inception) to September 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[Missing Graphic Reference]
/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
January 14, 2014

GAMZIO MOBILE INC.
 (Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
ASSETS

CURRENT ASSETS
Cash	$1,051	$83,276
Total Current Assets	1,051	83,276

PROPERTY AND EQUIPMENT
Furniture and equipment, net of accumulated depreciation of $2,550 and $2,833	2,550	14,656
Computer equipment, net of accumulated depreciation of $3,194 and $2,118	3,195	12,038
Computer software, net of accumulated amortization of $0 and $18,828	-	460,888
Total Property and Equipment	5,745	487,582

Total Assets	$6,796	$570,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$35,393	$49,306
Accrued interest	212,336	21,480
Advances from related parties	27,523	27,523
Note payable	1,613,162	1,392,162
Total Current Liabilities	1,888,414	1,490,471

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
658,200 and 392,200 shares issued and outstanding, respectively	658	392
Additional paid-in capital	2,997,738	1,998,008
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(4,742,445)	(2,780,444)
Total Stockholders’ Deficiency	(1,881,618)	(919,613)

Total Liabilities and Stockholders’ Deficiency	$6,796	$570,858

The accompanying notes are an integral part of these consolidated financial statements

GAMZIO MOBILE INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For years ended September 30, 2013 and 2012 and for the period January 18, 2007 (date of inception) to September 30, 2013

	Year ended	Year ended	From January 18, 2007 (date of inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
REVENUES	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	411,939	461,608
Impairment loss on website	-	7,500	7,500
Impairment loss on software	333,705	-	333,705
General and administrative expense	854,927	724,804	1,726,747
Marketing expense	36,393	227,965	276,673
Total expenses	1,225,025	1,372,208	2,806,233

OTHER (INCOME) EXPENSE:
Interest Expense	736,976	1,199,236	1,936,212
Total other expense	736,976	1,199,236	1,936,212

NET LOSS FROM CONTINUING OPERATIONS	(1,962,001)	(2,571,444)	(4,742,445)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	(137,569)

NET LOSS	$(1,962,001)	$(2,571,444)	$(4,880,014)

NET LOSS PER COMMON SHARE
Basic and diluted (continuing operations)	$(3.80)	$(6.71)
Basic and diluted (discontinued operations)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	516,414	382,965

The accompanying notes are an integral part of these consolidated financial statements

GAMZIO MOBILE INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Period January 18, 2007 (date of inception) to September 30, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during Exploration	Deficit Accumulated during Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Stage	Equity
Balance January 18, 2007	-	$-	$-	$-	$-	$-
Issuance of common shares for cash-August 31, 2007	800,000	800	1,200	-	-	2,000
Issuance of common shares for cash-September 30, 2007	242,200	242	30,033	-	-	30,275
Capital contribution – expenses	-	-	2,600	-	-	2,600
Net operating loss for the period January 18, 2007(Date of inception) to September 30, 2007	-	-	-	(19,151)	-	(19,151)
Balance as at September 30, 2007	1,042,200	1,042	33,833	(19,151)		15,724
Capital contribution – expenses	-	-	15,600	-	-	15,600
Net operating loss - September 30, 2008	-	-	-	(49,151)	-	(49,151)
Balance as at September 30, 2008	1,042,200	1,042	49,433	(68,302)		(17,827)
Capital contribution – expenses	-	-	15,600	-	-	15,600
Net operating loss - September 30, 2009	-	-	-	(28,800)	-	(28,800)
Balance as at September 30, 2009	1,042,200	1,042	65,033	(97,102)		(31,027)
Capital contribution – expenses	-	-	15,600	-	-	15,600
Net operating loss - September 30, 2010	-	-	-	(26,818)	-	(26,818)
Balance as at September 30, 2010	1,042,200	1,042	80,633	(123,920)		(42,245)
Stock certificates surrendered and cancelled	(720,000)	(720)	720	-	-	-
Acquisition of Marine Drive Technologies Inc	50,000	50	4,950	-	-	5,000
Net operating loss - September 30, 2011	-	-	-	(13,649)	(209,000)	(222,649)
Balance as at September 30, 2011	372,200	372	86,303	(137,569)	(209,000)	(259,894)
Acquisition of ILAD	10,000	10	421,849	-	-	421,859
Discount on Line of Credit debt	-	-	1,153,516	-	-	1,153,516
Common stock for Computer Software	10,000	10	299,990	-	-	300,000
Stock based compensation	-	-	36,350	-	-	36,350
Net loss - September 30, 2012	-	-	-	-	(2,571,444)	(2,571,444)
Balance as at September 30, 2012	392,200	392	1,998,008	(137,569)	(2,780,444)	(919,613)
Stock based compensation	66,000	66	197,934			198,000
Common stock issued for services	100,000	100	199,900			200,000
Common stock issued for debt services	100,000	100	199,900			200,000
Discount on line of credit			370,360			370,360
Vesting of options			31,636			31,636
Net loss – September 30, 2013					(1,962,001)	(1,962,001)
Balance as at September 30, 2013	658,200	$658	$2,997,738	$(137,569)	$(4,742,445)	$(1,881,618)

The accompanying notes are an integral part of these consolidated financial statements

 GAMZIO MOBILE INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For years ended September 30, 2013 and 2012 and for the period January 18, 2007 (date of inception) to September 30, 2013

	Year Ended September 30, 2013	Year Ended September 30, 2012	From January 18, 2007 (date of inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,962,001)	$(2,571,444)	$(4,880,014)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim – discontinued operations	-	-	5,000
Capital contributions-non cash expense – discontinued operations	-	-	49,400
Equipment given for services	12,397	-	12,397
Common stock issued for services	398,000	-	398,000
Common stock issued for interest expense	200,000	-	200,000
Vesting of stock options	31,636	36,350	67,986
Impairment of software	333,705	-	333,705
Impairment loss on goodwill	-	411,939	461,608
Impairment loss on website	-	7,500	7,500
Debt discount amortization	370,360	1,153,516	1,523,876
Depreciation and amortization	136,158	26,279	162,437

Changes in operating assets and liabilities:
Changes in accounts payable – discontinued operations	-	-	20,917
Change in accrued interest	190,856	-	190,856
Change in accounts payable	(13,913)	2,289	35,875
Net Cash Provided (Used) in Operations	(302,802)	$(933,571)	(1,410,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim – discontinued operations	-	-	(5,000)
Acquisition of assets	(423)	(211,361)	(211,784)
Net Cash (Used) in Investing Activities	(423)	(211,361)	(216,784)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock – discontinued operations	-	-	32,276
Proceeds from advance from related party – discontinued operations	-	-	27,523
Proceeds from notes payable	221,000	1,210,816	1,568,493
Net Cash Provided (Used) in Financing Activities	221,000	1,210,816	1,628,292

Net Increase in Cash	(82,225)	65,884	1,051

Cash Beginning of Year	83,276	17,392	-

CASH AT END OF YEAR	$1,051	$83,276	$1,051

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for the acquisition of MDTI	$-	$-	$5,000
Stock issued for the acquisition of ILAD	$-	$390,000	$390,000
Warrants issued for the acquisition of ILAD	$-	$31,859	$31,859
Stock issued for advances in acquisition of MDTI	$-	$-	$44,669
Debt acquired in acquisition of ILAD	$-	$80	$80
Website costs acquired in acquisition of ILAD	$-	$10,000	$10,000
Common stock issued for computer software	$-	$300,000	$300,000

The accompanying notes are an integral part of these consolidated financial statements

GAMZIO MOBILE, INC.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
1. ORGANIZATION

The Company, Gamzio Mobile Inc., was incorporated under the laws of the State of Nevada on January 18, 2007, under the name “Sona Resources, Inc.”, with the authorized capital stock of 250,000,000 shares at $0.001 par value.  On July 6, 2011 the Company changed its name to “Marine Drive Mobile Corp.”. Effective November 13, 2013 the Company changed its name to Gamzio Mobile, Inc.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Marine Drive Mobile Corp and I Like A Deal, LLC (ILAD). All significant intercompany balances and transactions have been eliminated in consolidation.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. The Company had 321,033 and 139,216 common stock equivalents outstanding, related to convertible debt.

GAMZIO MOBILE, INC.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets for impairment and makes adjustments, if the carrying value exceeds fair value.

Property and Equipment

Property and equipment is stated at historical cost and depreciated over its estimated useful life.

Furniture and Equipment

The Company purchased office furniture and equipment during the year ended September 30, 2013, for $423. Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the years ended September 30, 2013 and 2012, was $5,971 and $2,833, respectively.

Computer Equipment

The Company did not purchase computer and related equipment during the year ended September 30, 2013. Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the years ended September 30, 2013 and 2012, was $4,719 and $2,118, respectively.

Computer Software

Computer software on the balance sheet represents costs incurred to develop software for our websites. We account for internally developed software costs in accordance with ASC 350-40. All costs incurred during the year ended September 30, 2013 were considered to be maintenance costs. The computer software costs have an estimated useful life of 3 years. Costs related to design or maintenance of internal use software are expensed as incurred. Total amortization expense for the years ended September 30, 2013 and 2012, was $125,468 and $18,828, respectively.

At June 30, 2013, due to the Company’s change in business focus, the Company recorded an impairment loss of $333,705 related to this software (see Note 3).

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

Goodwill is reviewed for impairment utilizing a two-step process. The first step requires us to calculate the fair value of each reporting unit, which we primarily determine using a market approach based on an average of public company market values comparable to our company. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized

The Company assessed Goodwill for impairment at June 30, 2012 and decided there was an impairment. The Company charged $411,939 to impairment loss on Goodwill at June 30, 2012.

GAMZIO MOBILE, INC.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred. The Company incurred $36,393 and $227,965 in advertising and market development costs for the years ended September 30, 2013 and 2012, respectively.

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

GAMZIO MOBILE, INC.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

3. COMPUTER SOFTWARE

Computer software on the balance sheet represents costs incurred to develop software for our websites and customer use. We are in the application development stage with these costs, and have capitalized $479,716 in related costs to September 30, 2012. As of February 1, 2012 and September 1, 2012, we determined that costs of $31,481 and $448,235, respectively, had become ready for their intended use. Accordingly, we began amortizing these costs over a 3 year period, which is the estimated useful life of this asset. Based on the Company changing its business focus, the computer software was determined to be impaired at September 30, 2013. Accordingly, the Company recorded an impairment loss of $333,705 in its financial statements for the year ended September 30, 2013.

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

The Company assessed Goodwill for impairment at June 30, 2012 and decided there was an impairment. The Company charged $411,939 to impairment loss on Goodwill at June 30, 2012.

GAMZIO MOBILE, INC.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES
On October 3, 2011, the Company purchased I Like A Deal LLC from Andrew Strauss, an officer of the Company, who owned 50% of ILAD.  The purchase agreement provided for the officer to receive 500,000 shares, valued at the market price of $0.39 per share on the closing date, for a value of $195,000. Officers, directors, and their families have acquired 35% of the common stock issued, have made no interest, demand advances to the Company of $27,523, and have made contributions to capital of $49,400 in the form of expenses paid for the Company.

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

7. DISCONTINUED OPERATIONS

As a result of the acquisition of MDT on September 12, 2011, the Company changed its business focus from mining (exploration stage) to e-commerce applications (development stage). Accordingly, the Company has reported discontinued operations on its statement of operations, classified as follows:
	Year ended September 30, 2013	Year ended September 30, 2012	From January 18, 2007 (date of inception) to September 30, 2013
General and administrative	$-	$-	$127,569
Impairment on mineral claim acquisition	-	-	5,000
Exploration costs	-	-	5,000
Total Discontinued Operations	$-	$-	$137,569

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

GAMZIO MOBILE, INC.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

During the years ended September 30, 2013 and 2012, the Company received cash advances from a third party under these line of credit agreements in the amount of $221,000 and $859,227, respectively. As of September 30, 2013, the total amount due under these line of credit agreements was $1,613,162, with accrued interest of $212,336.

On November 22, 2012, the Company received a conversion request from Quarry Bay to convert $1,000,000 of debt into 20,000,000 shares of common stock. The request for conversion was rescinded March 15, 2013.

On May 24, 2013, this line of credit agreement was further amended to cancel all warrants outstanding and increase the interest rate from 6% to 12%. Additionally, the Company issued 10,000,000 shares of stock to this third party, valued at $.02 per share, which was the trading value of the Company’s common stock on that date.

9. CAPITAL STOCK

On August 31, 2007, Company completed a private placement consisting of 800,000 common shares sold to directors and officers for a total consideration of $2,000. On September 30, 2007, the Company completed a private placement of 242,200 common shares for a total consideration of $30,276.

On September 12, 2011, a shareholder and, as of the Closing Date of the MDT acquisition, a former officer and a director, surrendered 720,000 shares of the Company’s common stock to the Company. These shares were canceled.

On September 12, 2011, the Company issued 50,000 common shares to acquire all of the issued and outstanding shares of MDT. These shares were valued at $10, per share, which was the closing trading price of the Company’s common stock on that date.

On October 3, 2011, Company completed the purchase of ILAD and issued 10,000 common shares to the members of ILAD. These shares were valued at $39, per share, which was the closing trading price of the Company’s common stock on that date.

On December 8, 2011, the Board of Directors of the Company adopted a 2011 Equity Incentive Plan (the “Plan”) and reserved 100,000 shares of the Company’s common stock for issuance thereunder to employees, consultants and other service providers of the Company. As of September 30, 2012 no options have been granted under the plan.

On July 1, 2012, the Company entered into an agreement to acquire a mobile software application to integrate into its current online platform. As part of the agreement, the Company resolved to issue 10,000 common shares valued at $300,000 (estimated cost of the mobile software application). The related cost is included in computer software, on the balance sheet.

On December 17, 2012 the Company issued 66,000 common shares to various individuals to recognize services provided to the Company. These shares were valued at $3 per share, which was the closing trading price of the Company’s common stock on the date of issue.

On May 24, 2013, the Company issued 100,000 shares of common stock to a third party for investor relation services. On this same date, the Company issued another 100,000 shares of common stock to Quarry Bay, as noted above in Footnote 5. These shares were valued at $2, which was the closing trading price of the Company’s shares on May 24, 2013.

On August 12, 2013, the Company filed a pre 14C with the SEC for a 100 for 1 reverse split. All shares references in these financial statements have been retroactively adjusted for this reverse split.

GAMZIO MOBILE, INC.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

10. STOCK BASED COMPENSATION

During the year ended September 30, 2011 the Company granted the Officers of the Company 120,000 stock options as part their Management contracts (40,000 options were forfeited during the year ended September 30, 2011). The options were granted September 12, 2011, have an exercise price of $.25, a term of ten years, with 15,000 options vesting on September 12, 2012 and 105,000 options vesting 1/7 every quarter thereafter. The Company valued these options using the Black-Scholes model and the following assumptions:  expected term of 10 years; risk-free interest rate of .55%; dividend rate of 0%; and implied volatility of 165%. This resulted in $36,500 and $0 in stock based compensation expense during the years ended September 30, 2012 and 2011, respectively. Upon exercise, the Company expects to issue shares from its currently authorized common shares.

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

Unrecognized stock option compensation expense of $17,680 at September 30, 2013, will be recorded over the next year.

Common Stock options and warrants

The following table summarizes stock option activity:

	Stock Options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value
Options and warrants outstanding September 30, 2010	-	-	-	-
Granted	120,000	$25	10	-
Forfeited	40,000	$25
Options and warrants outstanding September 30, 2011	80,000	$25	9	$1,600,000
Granted	1,000	31	1.3	-
Forfeitures	-	-	-	-
Exercised	-	-	-	-
Options and warrants outstanding September 30, 2012	81,000	$27	7.2	$0
Granted	-	-
Forfeitures	20,000	$25
Exercised	-	-	-
Options and warrants outstanding September 30, 2013	61,000	$25	6.2	$0
Options and warrants exercisable September 30, 2013	61,000	$25

GAMZIO MOBILE, INC.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

11. INCOME TAXES

The Company has $2,529,508 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2033.  The tax effect of the significant temporary differences, which comprise deferred tax assets and liabilities, are as follows:

September 30, 2013 $

Net loss before taxes	(1,962,001)
Statutory income tax rate	34%

Computed expected tax recovery	(667,080)
Permanent differences	250,855
Change in valuation allowance	416,225

Income tax provision	–

The significant components of deferred income tax assets and liabilities are as follows:

September 30, 2013 $

Deferred income tax assets

Non-capital losses carried forward	861,186
Vesting of stock options	(11,473)
Debt discount interest expense	(125,922
Impairment loss	(113,460)

Total deferred income tax assets	610,330

Valuation allowance	(610,330)

Net deferred income tax asset	–

As of September 30, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended September 30, 2013 and 2012, and no interest or penalties have been accrued as of September 30, 2013 and 2012. As of September 30, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2008 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

GAMZIO MOBILE, INC.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

13. SUBSEQUENT EVENTS

On October 21, 2013, Quarry Bay Capital Ltd. converted $1,250,000 of debt to common stock at a price of $.05 per share (25,000,000 shares were issued).

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

ITEM 9— CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2013 as a result of material weaknesses in internal controls over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of September 30, 2013, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, our management identified the following material weaknesses:

•	As of September 30, 2013, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ending September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Jason Deiboldt	33	President and Director
Monika Sagar	39	Chief Financial Officer, Secretary and Director
Fidel B. Pernites	53	Director

The information below with respect to our sole director includes such director’s experience, qualifications, attributes, and skills that led us to the conclusion that he should serve as a director.

Jason Deiboldt – Director and President

Jason Deiboldt became our President on October 23, 2013. Since July, 2012, Jason Deiboldt has been the Chief Executive Officer, director and co-founder of Gamzio, Inc.  He is also the Chief Executive Officer and director of Commission.Net, Inc., a technology company, since October, 2011 and Chief Executive Officer and director of Undercover Media, Inc., a technology company, since 2008.

Monika Sagar - Director, Chief Financial Officer and Secretary

Monika Sagar has been a director and Chief Financial Officer of the Company since inception in January 2007.  After obtaining a B. A., Political Science, (1996) from Punjab University Ms. Sagar worked in a variety of administrative positions.  For the past five years Ms. Sagar has held administrative and loan officer positions.  From 2001 to 2002 she served as an Assistant Loan Officer with HSBC Bank.  From 2002 to 2004 Ms. Sagar was a fulltime student obtaining her M.A. in Political Science from Punjab University in 2004.  From her graduation in May 2004 to the present, Ms. Sagar has been employed by Standard Chartered Bank as a Customer Care Executive, supervising the processing of personal loans for real and personal property.  Since 2004, Ms. Sagar is also continuing her education on a part time basis, working on an MBA degree.  From the Company’s inception in January 2007 to August 2011, Ms. Sagar also served as the Company’s Chief Financial Officer, Chief Accounting Officer and Treasurer.    The Company believes Ms. Sagar’s background, extensive experience as an officer of the Company and familiarity with the Company is of great value to the Board of Directors.

Fidel B. Pernites - Director

Fidel B. Pernites has been a director of the Company since January 18, 2008.  Mr. Pernites graduated from De La Salle University, Manila, Philippines with a B. Science, Geologist (1979) and Master of Geological Sciences (1988).  Since 1989 Mr. Pernites has been a self-employed independent consulting geologist responsible for surveying and testing mineral properties.   The Company believes Mr. Pernites experience serving as a director of public company, running his own business and familiarity with the Company is of great value to the Board of Directors.

Certain of our officers and directors devote a limited amount of their time to the affairs of the Company. As Chief Financial Officer, Monika Sagar spends approximately 8 hours per month on corporate matters.   Fidel Pernites spends a very limited amount of their time on the Company’s affairs, essentially such time as is necessary for them to carry out their duties as directors of the Company, including attending, preparing for and considering matters relevant to the meetings and actions of the Company’s Board of Directors.

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

Committees of the Board

Our Board of Directors held no formal meetings during the 12 month period ended September 30, 2013.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

We do have a standing audit committee,  however, the only current member, Monika Sagar is not independent.  Below is a description of the audit committee of the Board of Directors.  The Charter of the audit committee of the Board of Directors sets forth the responsibilities of the audit committee. The primary function of the audit committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Ms. Sagar is not an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial circumstances, does not anticipate seeking an audit committee financial expert to join the committee in the foreseeable future.

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

 Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers

Board Leadership Structure and Role on Risk Oversight

Jason Deiboldt currently serves as our principal executive officer and a director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on our size, resources and operations.

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

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total(1)
Colin MacDonald	2013 2012	51,900 61,000	-	-	-	-	-	51,900 61,000
Barry Forward	2013 2012	0 35,000	-	-	-	-	-	0 35,000
Andrew Strauss	2013 2012	0 35,000	-	-	-	-	-	0 35,000
Monika Sagar	2013 2012		-		-	-	-	0
	2013 2012	51,900 131,000	-	-	-	-	-	51,900 131,000

(1)	The dollar value in this column for each named executive officer or director represents the sum of all compensation reflected in the previous columns.

Employment Agreements

We have entered into a Management Contract for Services with Monika Sagar, which provides for the compensation terms set forth below.

Monika Sagar - We are party to a Management Contract for Services with Monika Sagar in connection with her service as an executive of the Company, with term that expires on August 1, 2014.  Ms. Sagar will receive an option to purchase up to 2,000,000 shares at an exercise price of $0.25 per share, which option will vest, subject to Ms. Sagar’s continued employment with respect to 1/8 of the shares on the one year anniversary of the grant date and 1/7 of the remaining shares subject to the option on each subsequent three month anniversary.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company.

Please see the section entitled “Employment Agreements” above for a discussion of management compensation in the event of a termination of employment or change in control of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Compensation Committee

We do not have a separate Compensation Committee.  Instead, our Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 6, 2014 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock.  To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Executive Officers
Jason Deiboldt President and Director 123 West NYE Ln., Ste. 129 Carson City NV	30,000,000(2)	54.00%
Monika Sagar Chief Financial Officer, Secretary and Director 123 West NYE Ln., Ste. 129 Carson City NV	30,000	0%
Fidel Pernites Director 123 West NYE Ln., Ste. 129 Carson City NV	0	0%
All Directors and Executive Officers	30,030,000	54.00%
5% Stockholders Gamzio Incubator Trust 3315 Highway 50 Silver Springs, Nevada, 89429	30,000,000	54.00%
_________________

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

(2)
30,000,000 shares of common stock of the Company are directly owned by Gamzio Incubator Trust.   Mr. Jason Deiboldt is the sole trustee of Gamzio Incubator Trust and by virtue of his position, he may be deemed to be an indirect beneficial owner of such shares.   However, Mr. Deiboldt disclaims that he is a beneficial owner of such shares, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our directors.

Transfer Agent

Our transfer agent is Action Stock Transfer Corp. The transfer agent’s address is 2469 E. Fort Union Blvd, Ste 214, Salt Lake City, UT 84121 and its phone number is (801) 274-1088.

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

On August 1, 2013, the Company transferred the shares it held in the wholly owned subsidiary Marine Drive Technologies to Colin MacDonald, the former Chief Executive Officer of the Company. The subsidiary had no value and was no longer required for current operations.

On October 23, 2013, the Company entered into and consummated a voluntary share exchange transaction with Gamzio, Inc., a Nevada corporation and Gamzio Incubator Trust, which was the sole stockholder of Gamzio, Inc. (the “Selling Stockholder”), pursuant to a Share Exchange Agreement by and among the Company, Gamzio and the Selling Stockholder.  In accordance with the terms of the Share Exchange Agreement, the Company issued 30,000,000 shares of its common stock, par value $0.001 to the Selling Stockholder in exchange for 100% of the issued and outstanding capital stock of Gamzio, Inc.   Mr. Jason Deiboldt, who is currently the President and a director of the Company, is the sole trustee of the Selling Stockholder.

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

Director Independence

During the year ended September 30, 2013, we had one independent director, Fidel B. Pernites.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

	September 30, 2013	September 30, 2012
Audit Fees	$22,600	$38,100
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$22,600	$38,100

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

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Financial Statement Schedules

(1)    Financial Statements are listed in the Index to Financial Statements of this Annual Report on Form 10-K.

(b)    Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement by and among the Company, Gamzio, Inc. and the selling stockholder party thereto (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 29, 2013)

3.1(a)	Articles of Incorporation (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference from registrant’s Current Report on Form 8-K/A filed on December 2, 2011)
3.1(c)	Amendment to Articles of Incorporation (incorporated by reference from registrant’s Current Report on Form 8-K filed on November 15, 2013)
3.3	By-laws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
4	Specimen Stock Certificate (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
10.1	Amendment to Line of Credit Agreements with Quarry Bay Capital LLC (incorporated by reference to the registrant’s Current Report on Form 8-K filed on June 3, 2013)
10.2	Security Agreement with Quarry Bay Capital LLC (incorporated by reference to the registrant’s Current Report on Form 8-K filed on June 3, 2013)
14	Code of Ethics (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
21	Subsidiaries of the Company: Gamzio, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files**
*Filed herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMZIO MOBILE, INC.

Dated: January 14, 2014		/s/ Jason Deiboldt
	By:	Jason Deiboldt
	Name:	President
	Title:	(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Monika Sagar	Chief Financial Officer, Secretary and Director	January 14, 2014
Monika Sagar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fidel Pernites	Director	January 14, 2014
Fidel Pernites

/s/ Jason Deiboldt	Director	January 14, 2014
Jason Deiboldt