Form 10-Q/A
period 2013-06-30
Gamzio Mobile, Inc.
filed 2014-01-24
CIK 1391798

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a small reporting company)	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

eck mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Indicate by ch Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 14, 2014: 55,658,252 common shares

TABLE OF CONTENTS

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Gamzio Mobile, Inc., formerly Marine Drive Mobile Inc. and Sona Resources, Inc., (the “Company”) at June 30, 2013 (with comparative figures as at September 30, 2012) and the statement of operations for the three months and nine months ended June 30, 2013 and 2012 and for the period from January 18, 2007 (date of inception) to June 30, 2013 and the statement of cash flows for the nine months ended June 30, 2013 and 2012 and for the period from January 18, 2007 (date of inception) to June 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2013
	(Restated and Unaudited)	Sept. 30, 2012
ASSETS

CURRENT ASSETS
Cash	$2,303	$83,276
Total Current Assets	2,303	83,276

PROPERTY AND EQUIPMENT
Furniture and equipment Net of accumulated depreciation of $7,312 and $2,833 respectively	10,600	14,656
Computer equipment Net of accumulated depreciation of $5,657 and $2,118 respectively	8,499	12,038
Computer software,Net of accumulated amortization of $0 and $18,828 respectively	-	460,888
Total Property and Equipment	19,099	487,582

Total Assets	$21,402	$570,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$22,188	$49,306
Accrued interest	163,600	21,480
Advances from related parties	27,523	27,523
Convertible note payable	1,605,163	1,392,162
Total Current Liabilities	1,818,474	1,490,471

STOCKHOLDERS’ DEFICIENCY
Common stock, 250,000,000 shares authorized, at $0.001 par value; 658,200 and 392,200 shares issued and outstanding, respectively	658	392
Additional paid-in capital	2,991,411	1,998,008
Deficit accumulated during the exploration stage	(137,569)	(137,569)
Deficit accumulated during the development stage	(4,651,572)	(2,780,444)
Total Stockholders’ Deficiency	(1,797,072)	(919,613)

Total Liabilities and Stockholders’ Deficiency	$21,402	$570,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,		From January 18, 2007 (date of inception) to
	2013		2013		June 30, 2013
	(restated)	2012	(restated)	2012	(restated)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	396,206	-	396,206	461,608
Impairment loss on website	-	7,500	-	7,500	7,500
Impairment loss on computer software costs	333,705	-	333,705	-	333,705
General and administrative expense	290,681	192,988	812,791	527,653	1,684,611
Marketing expense	8,550	69,813	36,393	172,302	276,673
Total expenses	632,936	666,507	1,182,889	1,103,661	2,764,097

OTHER (INCOME) EXPENSE:
Interest Expense	247,229	351,460	688,239	1,063,046	1,887,475
Total other expense	247,229	351,460	688,239	1,063,046	1,887,475

NET LOSS FROM CONTINUING OPERATIONS	$(880,165)	$(1,017,967)	$(1,871,128)	$(2,166,707)	$(4,651,572)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	-	-	(137,569)

NET LOSS	$(880,165)	$(1,017,967)	$(1,871,128)	$(2,166,707)	$(4,789,141)

NET LOSS PER COMMON SHARE
Basic and diluted	$(1.20)	$(2.66)	$(3.99)	$(5.67)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	541,716	382,200	468,632	382,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
 (Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	Nine months ended June 30, 2013 (restated)	Nine months ended June 30, 2012	From January 18, 2007 (date of inception) to June 30, 2013 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,871,128)	$(2,166,707)	$(4,789,141)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim–discontinued operations	-	-	5,000
Capital contributions–expenses paid by Officers–discontinued operations	-	-	49,400
Impairment loss on Goodwill	-	396,206	461,608
Impairment loss on computer software costs	333,705	-	333,705
Vesting of stock options	25,309	-	61,659
Stock issued for services	598,000	-	598,000
Impairment loss on Website	-	7,500	7,500
Discount amortization	370,360	1,034,363	1,523,876
Depreciation and amortization	135,201	26,431	161,480
Changes in operating assets and liabilities:
Changes in prepaid expense	-	(10,939)	-
Changes in accounts payable–discontinued operations	-	-	20,917
Changes in accrued interest	142,120		142,120
Changes in accounts payable and accrued expenses	(27,118)	11,489	22,670
Net Cash (Used) in Operations Activities	(293,551)	(701,657)	(1,401,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	(5,000)
Acquisition of assets	(423)	(181,364)	(211,784)
Net Cash (Used) in Investing Activities	(423)	(181,364)	(216,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations	-	-	32,276
Proceeds from advances by related parties–discontinued operations	-	-	27,523
Proceeds from notes payable	213,001	909,830	1,560,494
Net Cash Provided by Financing Activities	213,001	909,830	1,620,293

Net (Decrease) Increase in Cash	(80,973)	26,809	2,303
Cash at Beginning of Period	83,276	17,392	-
CASH AT END OF PERIOD	$2,303	$44,201	$2,303

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition of MDTI	$-	$-	$5,000
Stock issued for acquisition of ILAD	$-	$-	$390,000
Advances acquired in acquisition of MDTI	$-	$-	$44,669
Warrants issued for acquisition of ILAD	$-	$-	$31,859
Debt acquired in acquisition of ILAD	$-	$-	$80
Website costs acquired in acquisition of ILAD	$-	$-	$10,000
Stock issued for software purchase	$-	$-	$300,000

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

Effective November 15, 2013 the Company changed its name to Gamzio Mobile, Inc.

Basis of Presentation

The interim financial statements for the three and nine months ended June 30, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Gamzio Mobile, Inc. (formerly Marine Drive Mobile Corp), Marine Drive Technologies, Inc., and I Like A Deal, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of June 30, 2013 and 2012 there were 321,033 and 42,767 common stock equivalents outstanding.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value. During the three months ended June 30, 2013, the Company recorded an impairment loss on its computer software of $333,705 (see Note 8).

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

 GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

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

During the nine months ended June 30, 2013 and 2012, the Company received cash advances from a third party under these line of credit agreements in the amount of $213,001 and $859,227, respectively. As of June 30, 2013, the total amount due under these line of credit agreements was $1,605,163, with accrued interest of $163,600.

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

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

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

On May 24, 2013, the Company issued 10,000,000 shares of common stock to a third party for investor relation services. On this same date, the Company issued another 10,000,000 shares of common stock to Quarry Bay, as noted above in Footnote 5. These shares were valued at $.02, which was the closing trading price of the Company’s shares on May 24, 2013.

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

Unrecognized stock option compensation expense of $32,009 at June 30, 2013, will be recorded over the next 2 years.

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

7.             STOCK BASED COMPENSATION (continued)

Common Stock options and warrants

160,009 warrants were canceled during the nine months ended June 30, 2013. Total stock options and warrants outstanding at June 30, 2013 were 81,000, with a weighted average exercise price of $25, weighted average remaining term of 6.3 years, and aggregate intrinsic value of $0. There were 48,069 total options and warrants exercisable at June 30, 2013.

8.             IMPAIRMENT LOSS

Subsequent to period end, the Company entered into a merger agreement with Gamzio, Inc. It was initially thought that Gamzio would be able to utilize the computer software framework established by Marine Drive Mobile Corp. However, in December of 2013, the Company’s business plans changed and it realized it could no longer pursue obtaining contracts using the deal management software it had created as Marine Drive Mobile Corp. Therefore, as of June 30, 2013, the Company determined its computer software costs had been impaired and recorded a related impairment loss of $333,705 in its statement of operations.

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

10.           RESTATEMENT

The company has restated its previously filed 10Q for the three and nine months ended June 30, 2013, for matters related to the following items:

We reclassified accrued interest and created a separate line item on the balance sheet.

We corrected stock based compensation for stock options that vested during the current quarter.

We retroactively applied the reverse stock split that occurred on August 12, 2013.

We determined an impairment loss was necessary for our computer software.

We corrected the value of shares issued for services and to forestall collection on the line of credit.

On August 12, 2013, the Company filed a pre 14C with the SEC for a 100 for 1 reverse stock split.

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

10.           RESTATEMENT (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013
	Previously reported	Adjustments	As Restated
ASSETS

CURRENT ASSETS
Cash	$2,303	$-	$2,303
Total Current Assets	2,303	-	2,303

PROPERTY AND EQUIPMENT
Furniture and equipment, net of accumulated depreciation of $7,312 and $2,833 respectively	10,600	-	10,600
Computer equipment, net of accumulated depreciation of $5,657 and $2,833 respectively	8,499	-	8,499
Computer software, net of accumulated amortization of $0 and $18,828 respectively	333,705	(333,705)	-
Total Property and Equipment	352,804	(333,705)	21,402

Total Assets	$355,107	$(333,705)	$21,402

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,188	$-	22,188
Accrued interest	-	163,600	163,600
Advances from related parties	27,523	-	27,523
Convertible note payable	1,768,762	(163,601)	1,605,163
Total Current Liabilities	1,818,473	1	1,818,474

STOCKHOLDERS’ DEFICIENCY
Common stock, 250,000,000 shares authorized, at $0.001 par value, 658,252 and 564,768 shares issued and outstanding, respectively	65,820	(65,162)	658
Additional paid-in capital	2,717,812	273,599	2,991,411
Deficit accumulated during the exploration stage	(137,569)	-	(137,569)
Deficit accumulated during the development stage	(4,109,429)	(542,143)	(4,651,572)
Total Stockholders’ Deficiency	(1,463,366)	(333,706)	(1,797,072)

Total Liabilities and Stockholders’ Deficiency	$355,107	$(333,705)	$21,402

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

10.           RESTATEMENT (continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	Three months ended June 30, 2013
	Previously Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	-	-
Impairment loss on website	-	-	-
Impairment loss on computer software costs	-	333,705	333,705
General and administrative expense	182,244	108,437	290,681
Marketing expense	8,550	-	8,550
Total expenses	190,794	442,142	632,936

OTHER (INCOME) EXPENSE:
Interest Expense	170,902	76,327	247,229
Total other expense	361,696	76,327	247,229

NET LOSS FROM CONTINUING OPERATIONS	$(361,696)	$(518,469)	$(880,165)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	-

NET LOSS	$(361,696)	$(518,469)	$(880,165)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(1.19)	$(1.20)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	50,215,604	(49,482,551)	733,053

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)
10.           RESTATEMENT (continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)

	Nine months ended June 30, 2013
	Previously Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

EXPENSES
Impairment loss on goodwill	-	-	-
Impairment loss on website	-	-	-
Impairment loss on computer software costs	-	333,705	333,705
General and administrative expense	704,353	108,438	812,791
Marketing expense	36,393	-	36,393
Total expenses	740,746	442,143	1,182,889

OTHER (INCOME) EXPENSE:
Interest Expense	588,239	100,000	688,239
Total other expense	588,239	100,000	688,239

NET LOSS FROM CONTINUING OPERATIONS	$(1,328,985)	$542,143	$(1,871,128)

DISCONTINUED OPERATIONS
Change from exploration stage to development stage	-	-	-

NET LOSS	$(1,328,985)	$(542,143)	$(1,871,128)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(3.96)	$(3.99)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	45,113,773	(44,645,141)	468,632

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

10.           RESTATEMENT (continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	Nine months ended June 30, 2013
	Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,328,985)	$(542,143)	$(1,871,128)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Vesting of stock options	16,872	8,437	25,309
Impairment loss on computer software costs	-	333,705	333,705
Stock issued for services	398,000	200,000	598,000
Debt discount amortization	370,360	-	370,360
Depreciation and amortization	134,778	423	135,201
Changes in operating assets and liabilities:
Changes in prepaid expense	-	-	-
Changes in accrued interest	-	142,120	142,120
Changes in accounts payable	(48,598)	21,480	(27,118)
Net Cash (Used) in Operations Activities	(457,573)	164,022	(293,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim–discontinued operations	-	-	-
Acquisition of assets	-	(423)	(423)
Net Cash (Used) in Investing Activities	-	(423)	(423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common Stock–discontinued operations	-	-	-
Proceeds from advances by related parties–discontinued operations	-	-	-
Proceeds from notes payable	376,600	(163,599)	213,001
Net Cash Provided by Financing Activities	376,600	(163,599)	213,001

Net (Decrease) Increase in Cash	(80,973)	-	(80,973)
Cash at Beginning of Period	83,276	-	83,276
CASH AT END OF PERIOD	$2,303	$-	$2,303

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

GAMZIO MOBILE, INC.
(formerly Marine Drive Mobile Corp.)
(Development Stage Company)

11.          SUBSEQUENT EVENTS

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

On October 21, 2013, Quarry Bay Capital Ltd. converted $1,250,000 of debt to 25,000,000 common stock at a price of $.05 per share.

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

Results of Operations

Comparison of three months June 30, 2013 to June 30, 2012

For the three months ended June 30, 2013, we incurred a net loss of $880,165 from continuing operations compared to $1,017,967 for June 30, 2012.

General and administration expenses for the three months ended June 30, 2013 increased by $97,693 when compared to the same period last year. The decrease was due primarily to an increase of $29,994 in amortization and stock based compensation of $100,000 expense offset by a reduction of $12,983 in management salaries, $13,515 in legal fees and $12,883 in travel.

Marketing expenses for the three months ended June 30, 2013 decreased by $61,263 when compared to the same period last year.  The decrease was due primarily to staff reductions and a reduction is marketing effort.

Interest expense for the three months ended March 31, 2013 decreased by $104,231 when compared to the same period last year. The decrease was related to a decrease in debt discount amortization. The interest expense of $247,229 is the cost of servicing the convertible notes payable, plus a $100,000 charge related to shares of stock issued to forestall collection of the debt.

Comparison of nine months June 30, 2013 to June 30, 2012

For the nine months ended June 30, 2013, we incurred a net loss of $1,871,128 from continuing operations compared to $2,166,707 for June 30, 2012

General and administration expenses for the nine months ended June 30, 2013 increased by $285,138 when compared to the same period last year. The increase was due primarily to an increase of $108,768 in amortization expense, $314,872 in stock based compensation and program maintenance costs of $59,450 offset by a reduction of $143,643 in management salaries $39,150 in legal expense and $25,610 in travel expense.

Marketing expenses for the nine months ended June 30, 2013 decreased by $135,909 when compared to the same period last year.  The decrease was due primarily to staff reductions and a reduction is marketing effort.

Interest expense for the nine months ended June 30, 2013 decreased by $374,807 when compared to the same period last year. The decrease was related to a decrease in debt discount amortization.

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $2,303 and working capital deficiency of $1,816,171.  During the nine month period ended June 30, 2013, we funded our operations from loans from a third party.

For the nine month period ended June30, 2013, we used net cash of $293,551 in operations.

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

ITEM 1A.        RISK  FACTORS

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Name
2.1	Share Exchange Agreement, dated June 6, 2011 (incorporated by reference from registrant’s Current Report on Form 8-K filed on June 9, 2011)

3.1	Certificate of Incorporation (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)

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

GAMZIO MOBILE, INC.

Date: January 24, 2014	/s/ JASON DEIBOLDT
Jason Deiboldt
Chief Executive Officer and President
(Principal Executive Officer)

Date: January 24, 2014	/s/ MONIKA SAGAR
Monika Sagar
Chief Financial Officer, Chief Accounting Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)