Form 10-K
period 2013-12-31
Gamzio Mobile, Inc.
filed 2014-04-15
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

YES	NO [ x]

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

 The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $256,282 (based on 25,628,220 shares held by non-affiliates and closing market price of $0.01 per share as of June 30, 2013 (the last business day of the registrant’s most recently completed second quarter)), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [ ]	NO ☒

As of April 14, 2014, there were outstanding 55,658,220 shares of registrant’s common stock, par value $0.001 per share.

Documents Incorporated By Reference:  None

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

On November 15, 2013, we changed our name from "Marine Drive Mobile Corp." to "Gamzio Mobile, Inc.”   On February 4, 2014, we changed our fiscal year to begin on January 1 and end on December 31.

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

SOCIAL CASINO GAMING

Gamzio recently “soft” launched its first Social Casino Game title, Slots-O-Luck Adventure HD for iPad and iPhone in the Apple iTunes Store.  Gamzio spent approximately over $197,000 in 2012 and over $127,000 in 2013 to develop and optimize the game.  At present the company’s management has spent minimal money on advertising and marketing Slots-O-Luck Adventure, choosing instead to optimize the game revenue.

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

Gamzio creates and builds the front end of its games. If we successfully partner with a real money gaming licensor, such licensor’s servers would handle the back-end processing. Users would see the front end, such as the Slots-O-Luck Adventure slot machine and bet real money while playing the slot machine. The game would then turn this information over to a licensor, which then calculates the result. If the player wins, the licensor credits the account. If he loses, the licensor deducts money from the account. The licensor handles the payment processing on its own.

The licensor’s platform would be universal. Any Gamzio game can be plugged into its applications programming interface and be converted into a real-money gambling game.

The partnership with such a licensor would be a part of a campaign to break down barriers between real-money online gambling and social-mobile games.

Blackjack Tournament Game

Gamzio is also in the process of developing a Blackjack tournament game under the Slots-O-Luck name.  We believe that this title will add users and revenue to the current portfolio, and can be cross-promoted to the current user base, reducing the cost of player acquisition.

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

Further differentiating itself from the competition, Gamzio has enlisted the talents of high-level designers from the land-based slot machine industry to consult on gameplay.  Slot machines have been historically used offline.  The ability to draw from the knowledge of people who have experience  in the offline industry is invaluable.

Order Fulfillment

Gamzio holds no inventory and has programmed the completion of fulfillment requirements via digital in app purchases of virtual casino currency. Management has determined that when necessary, state of the art software and appropriate hardware will be implemented to assist in gaining maximum product sales productivity. Gamzio utilizes accounting procedures offline and online to monitor daily, weekly, monthly, quarterly and annual results of all aspects of its operations.

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

Social Gaming Market

A social network game is a type of online game that is played through social networks, and typically features multiplayer and asynchronous gameplay mechanics.  Social network games are most often implemented as games played on internet browsers but can also be implemented on other platforms such as mobile devices. Our focus initially is on mobile devices.

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

Gamzio’s apps fall under 2 models - Premium and Freemium.  Slots-O-Luck Adventures HD is a Freemium app.

●
Premium apps generate revenue upfront with users paying a fee between $0.99 and $2.99 to initially download the app. Revenues for Premium title revenues are supplemented with in-app purchases ranging from $0.99 to $99.99.

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

Strategy

Our customer loyalty technology segment will be an m-Commerce transaction-supported business. We plan to derive most of our revenue in this segment from fees levied on transactions conducted through any one of our m-Commerce platforms. Initially, revenues will be generated from the purchase of a “deal coupon” which guarantees to the consumer a special discount on goods and services from a specific merchant. Deals can be purchased through our mobile applications, as well as through our web-based e-Commerce sites. E-commerce, or electronic commerce, is also known as eCommerce or e-comm. It refers to the buying and selling of products or services over electronic systems such as the Internet.

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

Since inception through December 31, 2013, we have not generated any revenues and we have generated significant operating losses since our formation and given our recent shift in business focus we expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the year ended December 31, 2013, our net loss was $135,435 and as of December 31, 2013our accumulated deficit, was $332,467.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs, and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.  We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities, and we will require significant additional capital in order to implement our business plan and continue our operations.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended December 31, 2013.

We have a relatively new and evolving business model with a short operating history.
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

We will derive our revenues from Apple’s App Store, and if we are unable to maintain a good relationship with each of Apple or if the storefront was unavailable for any prolonged period of time, our business will suffer.

The majority of our smartphone revenues will be derived from Apple’s iOS platform. We will generate the majority of these iOS-related revenues from in-app purchases made through the Apple App Store.  We believe that we have good relationships with Apple.  Accordingly, any change or deterioration in our relationship with Apple could materially harm our business and likely cause our stock price to decline.  We also rely on the continued functioning of the Apple App Store. In the past the digital storefront has been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. If either of these events recurs on a prolonged basis or other similar issues arise that impact our ability to generate revenues from these storefronts, it would have a material adverse effect on our revenues and operating results. In addition, if the storefront operators fail to provide high levels of service, our end users’ ability to access our games may be interrupted or end users may not receive the virtual currency or goods for which they have paid, which may adversely affect our brand.

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

We will depend on only one game for a significant portion of our revenues in the near future and if the game does not succeed or we do not release new games that are successful, our business will fail.

In the mobile gaming industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, we have released just one game,  Slots-O-Luck Adventure HD. Our growth depends on our ability to consistently launch new games that generate significant revenues. Developing and launching our games and providing future content updates requires us to invest significant time and resources with no guarantee that our efforts will result in significant revenues. If our new games are not successful or if we are not able to cost-effectively extend the lives of our successful games, our revenues could be limited and our business and operating results would suffer.

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

 Even if our common stock will in the future trade on the OTCQB, the price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities.  Such risks could have an adverse effect on the stock’s future liquidity.

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

Fiscal Year Ended December 31, 2013	High	Low
Fourth Quarter (December 31, 2013)	$0.58	$0.02

Stockholders

As of December 31, 2013, there were 55,658,252 shares of common stock issued and outstanding held by 76 stockholders of record (not including street name holders).

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

Recent Sales of Unregistered Securities

None

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

On November 15, 2013, the Company changed its name from "Marine Drive Mobile Corp." to "Gamzio Mobile, Inc.” and was assigned a new stock symbol, “GAMZ” by FINRA. On February 4, 2014, we changed our fiscal year to begin on January 1 and end on December 31.

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

Results of Operations

Financial Condition as of December 31, 2013

We reported total current assets of $25,856 at December 31, 2013 being cash in the bank.  Total current liabilities reported of $729,872 consisted of accounts payable of $47,653, accrued interest expense of $232,534, advances from a related party of 27,523, advances from a third party of $59,000 and a note payable of $363,162.  We had a working capital deficit of $704,016 at December 30, 2013.

Stockholders’ Deficiency increased from $ 190,139 at December 31, 2012 to $699,229 at December 31, 2013.  This increase is due primarily to the impact on additional paid in capital of the acquisition.

Cash and Cash Equivalents

As of December 31, 2013, we had cash of $25,856. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1,000,000 to fund our operational and research and development needs over the next twelve months.

Comparison of the Fiscal Year Ended December 31, 2013 to the Fiscal Year Ended December 31, 2012

For the fiscal year ended December 31, 2013, we incurred a net loss of $121,985 from operations being a reduction of $75,047 as compared to the fiscal year ended December 31, 2012, when we incurred a net loss of $197,032 from operations.

General and administration expenses for the fiscal year end December 31, 2013 decreased by $83,166 to $113,866 compared to $197,032 for the fiscal year ended December 31, 2012.  The major change was a decrease in game development fees year over year.

Interest expense for the fiscal year ended December 31, 2013 increased by $8,119 to $8,119 compared to $0 for the fiscal year ended December 31, 2012.  The major change was in the cost of servicing the line of credit.

Liquidity and Capital Resources

As at December 31, 2013 we have $30,643 in total assets and $729,872 in current and total liabilities, compared to $0 in assets and $185,994 in total and current liabilities as at December 31, 2012.  Our net working capital deficiency as at December 31, 2013 was $704,016 compared to a working capital deficiency as at December 31, 2012 of $190,139.

For the year ended December 31, 2013, we received net cash from operating activities of $25,856 compared to $0 net cash used in operating activities in the year ended December 31, 2012.

During the past two fiscal years, our operations were funded directly by our CEO and a third party.

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same. At December 31, 2013 and 2012 we had 7,263,240 and 0 common stock equivalents outstanding, respectively, related to convertible debt.

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

Financial Statement Schedules.

The following financial statements are included in this report:

Title of Document	Page

Report of Sadler, Gibb & Associates, LLC	F-1

Report of Anton & Chia, LLP	F-2

Consolidated Balance Sheets as at December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for year ended December 31, 2013, for the period January 13, 2012 (date of inception) to December 31, 2012, and for the period January 13, 2012 (date of inception) to December 31, 2013
F-4

Consolidated Statement of Stockholders’ Deficiency for the period from January 13, 2012 (date of inception) to December 31, 2013	F-5

Consolidated Statements of Cash Flows for year ended December 31, 2013, for the period January 13, 2012 (date of inception) to December 31, 2012, and for the period January 13, 2012 (date of inception) to December 31, 2013
F-6

Notes to the Consolidated Financial Statements	F-7 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gamzio Mobile, Inc.

We have audited the accompanying consolidated balance sheet of Gamzio Mobile, Inc. (the Company) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012 and for the period from January 13, 2012 (date of inception) through December 31, 2012, were audited by other auditors, whose report dated November 14, 2013, expressed an unqualified opinion on those statements.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gamzio Mobile, Inc. as of December 31, 2013, and the results of their operations and cash flows for the year then ended and for the period from January 13, 2012 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the Company will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gamzio, Inc.

We have audited the accompanying balance sheet of Gamzio, Inc. (“the Company”) as of the year ended December 31, 2012, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the period from July 2, 2012 (Inception) to December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gamzio, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the period from July 2, 2012 (Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, California
November 8, 2013

GAMZIO MOBILE INC.
 (Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash	$25,856	$-
Total Current Assets	25,856	-

PROPERTY AND EQUIPMENT
Furniture and equipment, net of accumulated depreciation of $2,975	2,125	-
Computer equipment, net of accumulated depreciation of $3,727	2,662	-
Total Property and Equipment	4,787	-

Total Assets	$30,643	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$47,653	$4,145
Accrued interest	232,534	-
Advance from third party	59,000	-
Advances from related parties	27,523	-
Note payable	363,162	185,994
Total Current Liabilities	729,872	190,139

STOCKHOLDERS’ DEFICIT

Common stock
250,000,000 shares authorized, at $0.001 par value;
55,658,252 and 30,000,000 shares issued and outstanding, respectively	55,658	30,000
Additional paid-in capital	(435,870)	(23,107)
Deficit accumulated during the development stage	(319,017)	(197,032)
Total Stockholders’ Deficit	(699,229)	(190,139)

Total Liabilities and Stockholders’ Deficit	$30,643	$-

The accompanying notes are an integral part of these consolidated financial statements

GAMZIO MOBILE INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	From January 13, 2012 (date of inception) to	From January 13, 2012 (date of inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
REVENUES	$-	$-	$-

EXPENSES
General and administrative expense	113,866	197,032	310,898
Total expenses	113,866	197,032	310,898

OTHER (INCOME) EXPENSE:
Interest Expense	8,119	-	21,569
Total other expense	8,119	-	21,569

NET LOSS	$(121,985)	$(197,032)	$(319,017)

NET LOSS PER COMMON SHARE
Basic and diluted (continuing operations)	$(0.00)	$(1.97)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,086,412	100,000

The accompanying notes are an integral part of these consolidated financial statements

GAMZIO MOBILE INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Period January 13, 2012 (date of inception) to December 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance as at inception	30,000,000	$30,000	$(29,900)	$-	100
Capital contributions	-	-	6,793	-	6,793
Net loss	-	-	-	(197,032)	(197,032)
Balance as at December 31, 2012	30,000,000	30,000	(23,107)	(197,032)	(190,139)
Recapitalization	25,658,000	25,658	(412,763)	-	(387,105)
Net loss – December 31, 2013		-	-	(121,985)	(121,985)
Balance as at December 31, 2013	55,658,252	$55,658	$(435,870)	$(319,017)	$(699,229)

The accompanying notes are an integral part of these consolidated financial statements

GAMZIO MOBILE INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	From January 13, 2012 (date of inception) to December 31, 2012		From January 13, 2012 (date of inception) to December 31, 2013
OPERATING ACTIVITIES

Net loss	$(121,985)	$(197,032)		$(319,017)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Depreciation and amortization	709	-		708
Expenses paid by related party	62,254	192,787		255,041
Services contributed to capital by related party	-	100		100
Expenses paid by third party	59,000	-		59,000

Changes in operating assets and liabilities:
Changes in accounts payable	17,760	-		17,760
Change in accrued liabilities	8,119	4,145		12,264
Net Cash Provided by Operations	25,856	-		25,856

INVESTING ACTIVITIES	-		-		-

FINANCING ACTIVITIES
Proceeds from third party advances	-	-		-
Net Cash Provided (Used) in Financing Activities	-	-		-

Net Increase in Cash	25,856	-		25,856

Cash Beginning of Year	-	-		-

CASH AT END OF YEAR	$25,856	$-		$25,856

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Net assets acquired in acquisition through issuance of common stock	$387,105	$-	$387,105

The accompanying notes are an integral part of these consolidated financial statements

GAMZIO MOBILE, INC.
 (Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

1. ORGANIZATION

The Company, Gamzio  Inc., began activity on January 13, 2012 and  was formally incorporated under the laws of the State of Nevada on July 2, 2012 to innovate social casino games.

On October 23, 2013, Gamzio, Inc., (the “Company”) entered into and consummated a voluntary share exchange transaction with , Marine Drive Mobile Corp.,, a Nevada corporation (“MDMC”) pursuant to a Share Exchange Agreement by and among the MDMC, Gamzio and the Selling Stockholder (the “Exchange Agreement”).  Marine Drive Mobile Corp. is involved in technology to do with customer loyalty programs.

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

Development Stage Enterprise

The Company has not earned any revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. At December 31, 2013 and 2012 we had 7,263,240 and 0 common stock equivalents outstanding, respectively, related to convertible debt

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets for impairment and makes adjustments, if the carrying value exceeds fair value.

Property and Equipment

Property and equipment is stated at historical cost and depreciated over its estimated useful life.

Furniture and Equipment

The Company acquired office furniture and equipment during the year ended December 31, 2013, of $2,550. Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the year ended December 31, 2013 was $425.

GAMZIO MOBILE, INC.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
Computer Equipment

The Company acquired computer and related equipment during the year ended December 31, 2013, of $3,195. Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the year ended December 31, 2013 was $532.

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
December 31, 2013

3. BUSINESS ACQUISITIONS

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The CEO of the Company paid for Company expenses of the Company $62,254 during the year ended December 31, 2013 (2012 - $192,787) for a total of $255,041.  As part of the share exchange agreement, this amount owed to the CEO was contributed to capital.

5. NOTE PAYABLE

On October 23, 2013, as part of the share exchange agreement the Company acquired a convertible note payable of $363,162, plus accrued interest of $219,403. This note payable is convertible into stock at $0.05 per share and bears interest at 12% per year.

The Company accrued interest expense of $8,199 during the year ended December 31, 2013 ($0 in 2012).

6. CAPITAL STOCK

On July 2, 2012, the Company issued 100,000 common shares to its CEO for $100 in services rendered. The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

On October 23, 2013, the Company issued 30,000,000 shares of common stock to the shareholders of Gamzio Mobile, Inc. in exchange for their 25,658,000 shares as part of the share exchange agreement.

7. STOCK BASED COMPENSATION

As part of the share purchase agreement the Company has the following stock options outstanding:

Common Stock options and warrants

The following table summarizes stock option activity:

	Stock Options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value
Options and warrants outstanding December 31, 2013	61,000	$25	6.2	$0
Options and warrants exercisable December 31, 2013	61,000	$25

GAMZIO MOBILE, INC.
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

8. INCOME TAXES

The Company has $319,017 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2033.  The tax effect of the significant temporary differences, which comprise deferred tax assets and liabilities, are as follows:

	December 31, 2013 $	December 31, 2012 $

Net loss before taxes	(121,985)	(197,032)
Statutory income tax rate	34%	34%

Computed expected tax recovery	(41,475)	(66,991)
Change in valuation allowance	41,475	66,991

Income tax provision	–	-

The significant components of deferred income tax assets and liabilities are as follows:

	December 31, 2013 $	December 31, 2012 $

Deferred income tax assets

Non-capital losses carried forward	108,466	197,032
Total deferred income tax assets	108,466	197,032
Valuation allowance	(108,466)	(197,032)

Net deferred income tax asset	–	-

As of December 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2013 and 2012, and no interest or penalties have been accrued as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2012 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

10. SUBSEQUENT EVENTS

On February 14, 2014, the lender has requested the Company to convert an additional $500,000 of debt at $0.25 per share and the Company has accepted their offer and will issue the shares at a future date.

ITEM 9— CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2013 as a result of material weaknesses in internal controls over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of December 31, 2013, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, our management identified the following material weaknesses:

•	As of December 31, 2013, we did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.

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

•
We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Ms. Sagar, has been our Chief Financial Officer since our inception in January 2012. She has had limited experience and education in accounting and no training with U.S. GAAP.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ending December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Committees of the Board

Our Board of Directors held no formal meetings during the 12 month period ended December 31, 2013.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

Since inception on January 13, 2012, our Board of Directors and audit committee have conducted their business entirely by consent resolutions and have not met, as such.

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

Code of Ethics

The Company is in the process of preparing a Code of Ethics that provides an ethical standard for all employees, officers and directors.

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

Executive Compensation

Summary Compensation Table

Name and Principal						Non-Equity Incentive Plan	All Other
Position	Year	Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation	Total(1)
Jason Deiboldt	2013 2012	0 0	-	-	-	-	-	0 0
Monika Sagar	2013 2012	0 0	-	-	-	-	-	0 0
Total	2013 2012	0 0	-	-	-	-	-	0 0

(1)	The dollar value in this column for each named executive officer or director represents the sum of all compensation reflected in the previous columns.

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

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliation’s of such person’s immediate family.  Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.  To ensure that potential conflicts of interest are avoided or declared and to comply with the requirements of the Sarbanes Oxley Act of 2002, on December 31, 2011, our Board of Directors adopted a Code of Ethics that provides an ethical standard for all employees, officers and directors.

Director Independence

During the year ended December 31, 2013, we had one independent director, Fidel B. Pernites.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

	December 31, 2013	December 31, 2012
Audit Fees	$7,500	$5,000
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$7,500	$5,000

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
*Filed herewith
**To be Filed by Amendment. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMZIO MOBILE, INC.

Dated: April 15, 2014	/s/ Jason Deiboldt
By: Jason Deiboldt
Its: President
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Monika Sagar	Chief Financial Officer, Secretary and Director	April 15, 2014
Monika Sagar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fidel Pernites	Director	April 15, 2014
Fidel Pernites

/s/ Jason Deiboldt	Director	April 15, 2014
Jason Deiboldt

1 Press Release: Mobile Gambling Wagers to Surpass $48bn by 2015: http://www.juniperresearch.com/viewpressrelease.php?pr=204