Form 10-K/A
period 2013-12-31
Gamzio Mobile, Inc.
filed 2014-04-29
CIK 1391798

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer (do not check if smaller reporting company) [ ]	Smaller reporting company ☒

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

Documents Incorporated By Reference:  None

Explanatory Note

                This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Gamzio Mobile Inc.  for the fiscal year ended December 31, 2013 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as filed on April 15, 2014.

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
*Incorporated by reference to our Form 10-K for the fiscal year ended December 31, 2013 filed on April 15, 2014.
**Filed herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMZIO MOBILE, INC.

Dated: April 29, 2014	/s/ Jason Deiboldt
By: Jason Deiboldt
Its: President
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Monika Sagar	Chief Financial Officer, Secretary and Director	April 29, 2014
Monika Sagar	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fidel Pernites	Director	April 29, 2014
Fidel Pernites

/s/ Jason Deiboldt	Director	April 29, 2014
Jason Deiboldt