Form 10-Q
period 2014-03-31
Gamzio Mobile, Inc.
filed 2014-05-20
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2014

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number:	000-53502

Gamzio Mobile, Inc.
(Exact name of registrant as specified in its charter)

Nevada	68-0676667
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West NYE Ln., Ste. 129, Carson City, NV 89706
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

Yes [ ]	No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]	No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 20, 2014: 55,658,252 common shares

Gamzio Mobile, Inc.
(Development Stage Company)

TABLE OF CONTENTS

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as at March 31, 2014 and December 31, 2013	F-1
	Condensed Consolidated Statement of Operations; For the three months ended March 31, 2014 and 2013, and for the period January 13, 2012 (date of inception) to March 31, 2014	F-2
	Condensed Consolidated Statement of Cash Flows; For the three months ended March 31, 2014 and 2013, and for the period January 13, 2012 (date of inception) to March 31, 2014	F-3
	Notes to the Condensed Consolidated Financial Statements	F-4 to F-7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	7

ITEM 4.	Controls and Procedures	7

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	8

ITEM 1A.	Risk Factors	8

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

ITEM 3.	Defaults Upon Senior Securities	8

ITEM 4.	Mine Safety Disclosures	8

ITEM 5.	Other Information	8

ITEM 6.	Exhibits	9

	SIGNATURES	10

PART I – FINANCIAL INFORMATION

ITEM 1 .   FINANCIAL STATEMENTS

The accompanying balance sheets of Gamzio Mobile, (the “Company”) at March 31, 2014 (with comparative figures as at December 31, 2013) and the statement of operations for the three months ended March 31, 2014 and 2013, and for the period January 13, 2012 (date of inception) to March 31, 2014, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

Gamzio Mobile, Inc.
(Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$4,482	$25,856
Total Current Assets	4,482	25,856

PROPERTY AND EQUIPMENT
Furniture and equipment, net of accumulated depreciation of $5,819 and $2,975, respectively	1,700	2,125
Computer equipment, net of accumulated depreciation of $4,477 and $3,727, respectively	2,130	2,662
Total Property and Equipment	3,830	4,787

Total Assets	$8,312	$30,643

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$67,028	$47,653
Accrued interest	251,668	232,534
Advance from third party	-	59,000
Line of credit	64,318	-
Advances from related parties	27,523	27,523
Convertible Notes payable	363,162	363,162
Total Current Liabilities	773,699	729,872

STOCKHOLDERS’ DEFICIENCY

Common stock
250,000,000 shares authorized, at $0.001 par value;
55,658,252 shares issued and outstanding, respectively	55,658	55,658
Additional paid-in capital	(435,870)	(435,870)
Deficit accumulated during the development stage	(385,175)	(319,017)
Total Stockholders’ Deficiency	(765,387)	(699,229)

Total Liabilities and Stockholders’ Deficiency	$8,312	$30,643

The accompanying notes are an integral part of these condensed consolidated financial statements

Gamzio Mobile, Inc.
(Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013
And for the period from January 13, 2012 (date of inception) to March 31, 2014
 (unaudited)

	March 31, 2014	March 31, 2013	From January 13, 2012(date of inception) to March 31, 2014
REVENUES	$2,743	$-	$2,743

EXPENSES
General and administrative expense	49,767	29,605	360,665
Total expenses	49,767	29,605	360,665

OTHER (INCOME) EXPENSE
Interest expense	19,134	-	27,253
Total other expense	19,134	-	27,253

NET LOSS	$(66,158)	$(29,605)	$(385,175)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.30)

WEIGHTED AVERAGE OUTSTANDING SHARES
basic and diluted	55,658,252	100,000

The accompanying notes are an integral part of these consolidated condensed financial statements

Gamzio Mobile, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
And for the period from January 13, 2012 (date of inception) to March 31, 2014
(unaudited)

	March 31, 2014	March 31, 2013	From January 13, 2012 (date of inception) to March 31, 2014
OPERATING ACTIVITIES
Net loss	$(66,158)	$(29,605)	$(385,175)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	957	-	1,665
Expenses paid by third party	5,318	33,750	64,318
Services contributed to capital by third party	-	-	100
Expenses paid by related party	-	-	255,041

Changes in operating assets and liabilities:
Changes in accounts payable	19,375	(4,145)	37,135
Changes in accrued interest	19,134	-	31,398
Net Cash (Used) In Operating Activities	(21,374)	-	4,482

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

Net increase (decrease) in cash	(23,174)	-	4,482

Cash, beginning of period	25,856	-	-

Cash, end of period	$4,482	$-	$4,482

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Net assets acquired in acquisition through issuance of common stock	$-	$-	$387,105

The accompanying notes are an integral part of these condensed consolidated financial statements

Gamzio Mobile, Inc.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014

1.  BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gamzio Mobile, Inc. and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, included in our Report on Form 10-K filed with the SEC on April 15, 2014 for the year ended December 31, 2013.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Description of Business

The Company, Gamzio Inc., began activity on January 13, 2012 and was formally incorporated under the laws of the State of Nevada on July 2, 2012 to innovate social casino games.

On October 23, 2013, Gamzio, Inc., (the “Company”) entered into and consummated a voluntary share exchange transaction with , Marine Drive Mobile Corp., a Nevada corporation (“MDMC”) pursuant to a Share Exchange Agreement by and among the MDMC, Gamzio and the Selling Stockholder (the “Exchange Agreement”).  Marine Drive Mobile Corp. is involved in technology to do with customer loyalty programs.

Effective November 15, 2013, the Company amended its Articles of Incorporation to change its name from “Marine Drive Mobile Corp.” to “Gamzio Mobile, Inc.”

The Company operates in the technology industry with two products: (1) social casino gaming, and (2) customer loyalty technology.

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

Gamzio Mobile, Inc.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. At March 31, 2014 and December 31, 2013 we had 7,263,240 common stock equivalents outstanding related to convertible debt.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets for impairment and makes adjustments, if the carrying value exceeds fair value.

Property and Equipment

Property and equipment is stated at historical cost and depreciated over its estimated useful life.

Furniture and Equipment

Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the three months ended March 31, 2014 and 2013 was $425 and $0, respectively.

Computer Equipment

Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the three months ended March 31, 2014 and 2013 was $532 and $0, respectively.

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

Gamzio Mobile, Inc.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

3. LINE OF CREDIT

During the three months ended March 31, 2014 the Company entered into a line of credit agreement with a third party for up to $500,000 with interest at 10% per year. The balance owing at March 31, 2014 was $64,318.

The Company accrued related interest expense of $1,508 during the three months ended March 31, 2014.

Gamzio Mobile, Inc.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014

4. NOTE PAYABLE

On October 23, 2013, as part of the share exchange agreement the Company acquired a convertible note payable of $363,162, plus accrued interest of $219,403. This note payable is convertible into stock at $0.05 per share and bears interest at 12% per year.

The Company accrued related interest expense of $17,626 during the three months ended March 31, 2014.

5. CAPITAL STOCK

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

7. SUBSEQUENT EVENTS

On April 15, 2014, the Company entered into the Cashbet Real Money Gaming Services Agreement (the “Agreement”) with Cashbet Alderney Limited, a Channel Islands organization registered in Alderney (“Cashbet”) and Mobile Gaming Technologies, Inc., a Delaware corporation.  Pursuant to the terms of the Agreement, Cashbet will provide the Company with a technology platform for real money gaming services, including regulatory licensing and compliance, customer service, hosting, banking and e-commerce services, and their software platform (the “Services”). Cashbet will collect all money from the customers and then pay Gamzio its share of the gaming revenues on a net 15 basis, for 90% of the amount due, and net 60 basis, for the balance due.

The term of the Agreement expires upon the one year anniversary of the date that the Company’s game is available for public download via the Cashbet platform, but is automatically renewed for additional one year terms unless one of the parties provides notice of its intent not to renew.  The Agreement may be terminated by either party if the other party breaches a material term or condition of the Agreement and such breach remains uncured for thirty (30) days.

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

The following discussion should be read in conjunction with the information contained in the financial statements of Gamzio Mobile, Inc. (“we”, “us”, “our”, or the ‘Company’) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Business

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Current Report on Form 10-K for the fiscal years ended December 31, 2013 and December 31, 2012, filed April 15, 2014. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of the Three Month Periods Ended March 31, 2014 and March 31, 2013

For the three months ended March 31, 2014, we incurred a net loss of $66,158 compared to $29,605 for March 31, 2013.

Net revenue for the three months ended March 31, 2014 totaled $2,473 being our first revenue since inception.  This increase was attributable to revenues from the social casino gaming.

General and administration expenses for the three months ended March 31, 2014 increased by $20,162, from $29,605 to $49,767, when compared to the same period last year. The increase was due primarily to an increase of $22,418 in audit and accounting expense and $17,261 in legal expense offset by a reduction in game development fees.

Interest expenses for the three months ended March 31, 2014 increased by $19,134 when compared to the same period last year.  The increase was due to new debt and the loan assumed in the merger.

Cash and Cash Equivalents

As of March 31, 2014, we had cash of $4,482 as compared to $25,856 as of December 31, 2013.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $500,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $4,482 and a working capital deficiency of $769,217 compared to a working capital deficiency of $704,016.  During the three month period ended March 31, 2014, we funded our operations from loans from third parties.

 For the three month period ended March 31, 2014, we used net cash of $21,374 in operations.

Our current cash requirements are significant due to the planned development and expansion of our business.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months.  The Company has completed a Letter of Credit for $500,000 with Quarry Bay Capital Ltd. to assist in funding operations.

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

Gamzio Mobile, Inc.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

The Company received a Line of Credit for $500,000 at 10% from Quarry Bay Capital Ltd. With no specific terms for repayment.

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
10.1
Cashbet Real Money Gaming Services Agreement, dated April 15, 2015, between Cashbet Alderney Limited, Mobile Gaming Technologies, Inc. and Gamzio Mobile, Inc. (incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 24, 2014)

10.2	Loan Agreement, dated January 1, 2014, between Gamzio Mobile, Inc. and Quarry Bay Capital Ltd.*
14	Code of Ethics (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 31, 2008, Registration No. 333-148959)
21	Subsidiaries of the Company: Gamzio, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files*
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2014	By:	/s/ JASON DEIBOLDT
	Name:	Jason Deiboldt
	Title:	Chief Executive Officer and President
(Principal Executive Officer)