Form 10-Q
period 2014-06-30
Gamzio Mobile, Inc.
filed 2014-08-19
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2014

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 000-53502

Gamzio Mobile, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-1056063
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7260 W. Azure Dr., Ste 140-911, Las Vegas , NV 89130
(Address of principal executive offices)
(415) 839-1055
(Registrant’s telephone number, including area code)

123 West NYE Ln., Ste. 129, Carson City, NV 89706
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
August 18, 2014: 58,180,130 common shares

Gamzio Mobile Inc. and Subsidiary

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying balance sheets of Gamzio Mobile, Inc. (the “Company”) at June 30, 2014 (with comparative figures as at December 31, 2013) and the statement of operations for the three and six months ended June 30, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

Gamzio Mobile Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013

ASSETS

Current assets
Cash	$17,091	$25,856
Total current assets	17,091	25,856

Property & Equipment
Furniture and equipment - net of accumulated depreciation of $3,825 and$2,975, respectively	1,275	2,125
Computer equipment - net of accumulated depreciation of $4,792 and$3,727, respectively	1,597	2,662
Computer software - net of accumulated depreciation of $942 and $0, respectively	10,358	-
Total Property and Equipment	13,230	4,787

Total Assets	$30,321	$30,643

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable	$71,159	$47,653
Accrued interest	4,254	232,534
Advance from third party	-	59,000
Line of credit	159,318	-
Advances from related parties	27,523	27,523
Convertible notes payable	-	363,162
Total current liabilities	262,254	729,872

Total Liabilities	262,254	729,872

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Common stock 250,000,000 shares authorized, at $0.001 par value 58,180,130 and 55,658,252 shares issued and outstanding, respectively	58,180	55,658
Additional paid-in capital	193,627	(435,870)
Accumulated deficit	(483,740)	(319,017)
Total stockholders' deficiency	(231,933)	(699,229)

Total liabilities and stockholders' deficiency	$30,321	$30,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gamzio Mobile Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$1,463	$-	$4,206	$-

Expenses
Selling, general and administrative	84,885	25,106	134,652	54,711
Total operating costs and expenses	84,885	25,106	134,652	54,711

Other (income) expense
Interest expense	15,143	-	34,277	-
Total (income) expense	15,143	-	34,277	-

Net income (loss)	$(98,565)	$(25,106)	$(164,723)	$(54,711)

Net income (loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	56,434,543	30,000,000	56,048,542	30,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gamzio Mobile Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	June 30, 2014	June 30, 2013

Operating Activities

Net loss	$(164,723)	$(54,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,857	-
Services paid by related party	70,318	54,943

Changes in balances of assets and liabilities:
- Changes in accounts payable	23,506	-
- Change in accrued interest	34,277	-

Net cash provided by (used) in operating activities	(33,765)	232

Investing Activities
Purchase of software	(5,000)	-

Net cash provided by investing activities	(5,000)	-

Financing Activities
Proceeds from line of credit	30,000	-

Net cash provided by (used in) financing activities	30,000	-

Net decrease in cash	(8,765)	232

Cash, beginning of year	25,856	-

Cash, end of year	$17,091	$232

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Stock issued for notes payable	$625,720	$-
Stock issued for acquisition of software	$6,300	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gamzio Mobile, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2014

 1.  BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gamzio Mobile, Inc. and Subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, included in our Report on Form 10-K filed with the SEC on April 15, 2014.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Gamzio Mobile, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. At June 30, 2014 and 2013, we had no common stock equivalents outstanding.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets for impairment and makes adjustments, if the carrying value exceeds fair value.

Property and Equipment

Property and equipment is stated at historical cost and depreciated over its estimated useful life.

Furniture and Equipment

Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the six months ended June 30, 2014 and 2013 was $850 and $0, respectively.

Computer Equipment

Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the six months ended June 30, 2014 and 2013 was $1,065 and $0, respectively.

Computer Software

Computer software is depreciated on a straight line basis over 3 years. Total depreciation expense for the six months ended June 30, 2014 and 2013 was $942 and $0, respectively.

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

Gamzio Mobile, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2014

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of June 30, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements will have a material impact on its financial statements.

Gamzio Mobile, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2014

3. LINE OF CREDIT

During the six months ended June 30, 2014 the Company entered into a line of credit agreement with a third party for up to $500,000 with interest at 10% per year. The balance owing at June 30, 2014 was $159,318.

The Company accrued related interest expense of $4,254 during the six months ended June 30, 2014.

4. NOTE PAYABLE

On October 23, 2013, as part of the share exchange agreement the Company acquired a convertible note payable of $363,162, plus accrued interest of $219,403. This note payable is convertible into stock at $0.05 per share and bears interest at 12% per year.

During the six months ended June 30, 2014 the lender converted the balance of the debt and interest into shares of common stock of the Company at $0.25 per share.  Due to the change in the exercise price, we evaluated this for debt modification and debt extinguishment accounting, pursuant to ASC 470.  As the change in fair value of the conversion option was not greater than 10% of the carrying value of the debt, immediately before the modification, debt extinguishment accounting rules do not apply.  Also, as the value of the conversion option actually decreased, there are no additional accounting entries required for this modification.

The Company accrued related interest expense of $30,023 during the six months ended June 30, 2014.

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

On May 28, 2014 the Company issued 2,000,000 shares of common stock to the holder of the convertible debt upon conversion of $500,000 of outstanding debt.

On June 27, 2014 the Company issued 506,878 shares of common stock to the holder of the convertible debt upon conversion of the balance of the debt and interest owed, in the amount of $125,720.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, including the potential results of any acquisition or similar transaction, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, and (f) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q, specifically the section entitled “Risk Factors” in our Annual Report on Form 10K..   In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

In accordance with the terms of the Exchange Agreement, the Company issued 30,000,000 shares of its common stock, par value $0.001 (the “Shares”) to the Selling Stockholder in exchange for 100% of the issued and outstanding capital stock of Gamzio, Inc. (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholder acquired 54% of the Company’s issued and outstanding shares of common stock, Gamzio, Inc. became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Gamzio.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2013 and December 31, 2012, filed April 15, 2014. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of the Three Month Periods Ended June 30, 2014 and June 30, 2013

For the three months ended June 30, 2014, we incurred a net loss of $98,565 compared to $25,106 for June 30, 2013.

Net revenue for the three months ended June 30, 2014 totaled $1,463 attributable to revenues from the social casino gaming as compared to no revenues for the three months ended June 30, 2013.

General and administrative expenses for the three months ended June 30, 2014 increased by $59,779 to $84,885 from $25,106, when compared to the same period last year. The increase was due primarily to an increase of $17,657 in audit and accounting expense, $45,000 in consultant fees and $6,275 in legal expense offset by a reduction in game development fees.

Interest expense for the three months ended June 30, 2014 increased by $15,143 when compared to the same period last year.  The increase was due to new debt and the loan assumed in the merger.

Comparison of the Six Month Periods Ended June 30, 2014 and June 30, 2013

For the six months ended June 30, 2014, we incurred a net loss of $164,723 compared to $54,711 for June 30, 2013.

Net revenue for the six months ended June 30, 2014 totaled $4,206 attributable to revenues from the social casino gaming as compared to no revenues for the three months ended June 30, 2013.

General and administrative expenses for the six months ended June 30, 2014 increased by $79,941 to $134,652 from $54,711, when compared to the same period last year. The increase was due primarily to an increase of $40,075 in audit and accounting expense, $48,200 in consultant fees, $23,536 in legal expense and $7, 598 in filing fees offset by a reduction in game development fees of $50,711.

Interest expense for the six months ended June 30, 2014 increased by $34,277 when compared to the same period last year.  The increase was due to new debt and the loan assumed in the exchange agreement.

Cash and Cash Equivalents

As of June 30, 2014, we had cash of $17,091 as compared to $25,856 as of December 31, 2013.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $500,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $17,091 and a working capital deficiency of $245,162 compared to a working capital deficiency of $704,016, at December 31, 2013.  During the six month period ended June 30, 2014, we funded our operations from loans from third parties.

 For the six month period ended June 30, 2014, we used net cash of $33,765 in operations

For the six month period ended June 30, 2014, we had an increase in investing activities for a purchase of software.

For the six month period ended June 30, 2014, we had an increase in financing activities of $30,000 from advances under the line of credit.

During the six months ended June 30, 2014, the outstanding principal balance and accrued interest of certain convertible notes in the aggregate amount of $582,565 were converted into 2,506,878 shares of our common stock.

Our current cash requirements are significant due to the planned development and expansion of our business.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months.  The Company has completed a line of credit agreement for $500,000 with Quarry Bay Capital Ltd. to assist in funding operations.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer(Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management had concluded that as of June 30, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)
Lack of Formal Policies and Procedures. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)
Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

iii)
Insufficient Resources. The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

Not applicable

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
10.1
Cashbet Real Money Gaming Services Agreement, dated April 15, 2014, between Cashbet Alderney Limited, Mobile Gaming Technologies, Inc. and Gamzio Mobile, Inc. (incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 24, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files*
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMZIO MOBILE, INC.

Date: August 19, 2014	By:	/s/ JASON DEIBOLDT
	Name:	Jason Deiboldt
	Title:	Chief Executive Officer and President
(Principal Executive Officer)