Form 10-Q
period 2014-09-30
Gamzio Mobile, Inc.
filed 2014-11-19
CIK 1391798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2014

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

November 18, 2014: 58,180,130 common shares

Gamzio Mobile, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Gamzio Mobile, Inc. and Subsidiary (the “Company”) at September 30, 2014 (with comparative figures as at December 31, 2013) and the statements of operations for the three and nine months ended September 30, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

Gamzio Mobile Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2014 (Unaudited)	December 31, 2013

ASSETS

Current assets
Cash	$1,959	$25,856
Total current assets	1,959	25,856

Property & Equipment
Furniture and equipment - net of accumulated depreciation of $4,250 and $2,975	850	2,125
Computer equipment - net of accumulated depreciation of $5,324 and$3,727	1,065	2,662
Computer software - net of accumulated depreciation of $1,883 and $0	9,417	-
Total Property and Equipment	11,332	4,787

Total Assets	$13,291	$30,643

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable	$75,326	$47,653
Due to related party	30,000	-
Accrued interest	8,335	232,534
Advance from third party	-	59,000
Line of credit	163,612	-
Advances from related parties	27,523	27,523
Convertible notes payable	-	363,162
Total current liabilities	304,796	729,872

Total Liabilities	304,796	729,872

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock 59,000,000 shares authorized, at $0.001 par value 58,180,130 and 55,658,252 shares issued and outstanding, respectively	58,180	55,658
Additional paid-in capital	193,627	(435,870)
Accumulated deficit	(543,312)	(319,017)
Total stockholders' deficiency	(291,505)	(699,229)

Total liabilities and stockholders' deficiency	$13,291	$30,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Gamzio Mobile Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$4,402	$-	$8,608	$-

Expenses
Selling, general and administrative	59,893	5,517	194,545	60,228
Total operating costs and expenses	59,893	5,517	194,545	60,228

Other (income) expense
Interest expense	4,081	1,371	38,358	1,371
Total (income) expense	4,081	1,371	38,358	1,371

Net income (loss)	$(59,572)	$(6,888)	$(224,295)	$(61,599)

Net income (loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	58,180,130	30,000,000	56,766,879	30,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Gamzio Mobile Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Operating Activities
Net loss	$(224,295)	$(61,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,755	-
Expenses paid by third parties	74,612	-
Expenes paid by related parties	-	64,373
Imputed interest on debt	-	1,371
Changes in balances of assets and liabilities:
- Changes in accounts payable	27,673	(4,145)
- Due to related party	30,000	-
- Changes in accrued interest	38,358	-
Net Cash Used in Operating Activities	(48,897)	-

Investing Activities
Purchase of software	(5,000)	-
Net Cash Used in Investing Activities	(5,000)	-

Financing Activities
Proceeds from line of credit	30,000	-
Net Cash Provided by Financing Activities	30,000	-

Net decrease in cash	(23,897)	-

Cash, beginning of year	25,856	-

Cash, end of year	$1,959	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for conversion of notes payable	$625,720	$-
Stock issued for acquisition of software	$6,300	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Gamzio Mobile, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2014

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

The Company operates in the technology industry with products in social and mobile casino gaming.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. At September 30, 2014 and 2013, we had no common stock equivalents outstanding.

Gamzio Mobile, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets for impairment and makes adjustments, if the carrying value exceeds fair value.

Property and Equipment

Property and equipment is stated at historical cost and depreciated over its estimated useful life.

Furniture and Equipment

Furniture and equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,275 and $0, respectively.

Computer Equipment

Computer equipment is depreciated on a straight line basis over 3 years. Total depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,597 and $0, respectively.

Computer Software

Computer software is depreciated on a straight line basis over 3 years. Total depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,883 and $0, respectively.

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
September 30, 2014
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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously reported as “Advances from related parties” have been reclassified to “Due to related parties” on the balance sheet.

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

3. LINE OF CREDIT

On January 1, 2014 the Company entered into a line of credit agreement with a third party for up to $500,000 with interest at 10% per year. Also on January 1, 2014, this third party assumed $59,000 in Company debt and added it to the outstanding balance of this line of credit. During the nine months ended September 30, 2014, this third party paid expenses of $74,612 on behalf of the Company, which added to the outstanding balance on this line of credit. The Company also received $30,000 in cash from this line of credit during the nine months ended September 30, 2014. The balance owing under this line of credit, at September 30, 2014, was $163,612.

Gamzio Mobile, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2014

4. NOTE PAYABLE

On October 23, 2013, as part of the share exchange agreement the Company acquired a convertible note payable of $363,162, plus accrued interest of $219,403. This note payable is convertible into stock at $0.05 per share and bears interest at 12% per year.

During the nine months ended September 30, 2014 the lender converted the balance of the debt and interest into shares of common stock of the Company.

The Company accrued related interest expense of $30,023 during the nine months ended September 30, 2014.

5. RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 2014, the CEO invoiced the Company for $30,000 for management services. This amount is recorded in “Due to related parties” on the balance sheet.

6. CAPITAL STOCK

On October 23, 2013, the Company issued 30,000,000 shares of common stock to the shareholders of Gamzio Mobile, Inc. in exchange for their 25,658,000 shares as part of the share exchange agreement.

On May 21, 2014, the Company issued 15,000 shares of common stock for the acquisition of software. These shares were valued using the quoted price of $.42, on that date ($6,300).

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

8 - SUBSEQUENT EVENTS

On November 7, 2014, the Company decreased its authorized common shares to 59,000,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, including the potential results of any acquisition or similar transaction, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, and (f) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q, and the section entitled “Risk Factors” in our Annual Report on Form 10K. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

The Company operates in the technology industry with its suite of exclusive casino-style games, on the internet and mobile devices.          We currently have three casino gaming titles we are working to market and distribute. We advertise on high volume acquisition channels, including Facebook, in order to grow our user-base. In the future, we plan to distribute our games on other high volume distribution channels and partner with proven user acquisition agencies within the casino gaming industry to grow our games and drive overall revenues.

Our flagship social casino game is Slots-O-Luck Adventure for iPhone and iPad, which is available worldwide through Apple’s App Store. We also acquired Go-Go Casino in the second quarter of 2014. Go-Go Casino is currently available on the Facebook desktop platform.  Casino Island Adventure is our first real-money slots game, now available in the U.K. Apple App Store.

On April 15, 2014, we entered into an agreement with Cashbet, a licensed eGambling company, to provide the licensing, compliance, secure banking, and customer support which allows us to operate in the real-money gaming space in the U.K.  Cashbet holds Category 1 and Category 2 gaming licenses from the Alderney Gambling Control Commission in the British Channel Islands.

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

Comparison of the Three Month Periods Ended September 30, 2014 and September 30, 2013

For the three months ended September 30, 2014, we incurred a net loss of $59,572 compared to $6,888 for the three months ended September 30, 2013.

Net revenue for the three months ended September 30, 2014 totaled $4,402 attributable to revenues from the social casino gaming as compared to no revenues for the three months ended September 30, 2013.

General and administrative expenses for the three months ended September 30, 2014 increased by $54,376 to $59,893 from $5,517, when compared to the same period last year. The increase was due primarily to an increase of $5,225 in audit and accounting expense, $30,000 in management fees and $15,477 in legal expense offset by a reduction in game development fees.

Interest expense for the three months ended September 30, 2014 increased by $2,710 when compared to the same period last year.  The increase was due to new debt and the loan assumed in the exchange agreement.

Comparison of the Nine Month Periods Ended September 30, 2014 and September 30, 2013

For the nine months ended September 30, 2014, we incurred a net loss of $224,295 compared to $61,599 for the nine months ended September 30, 2013.

Net revenue for the nine months ended September 30, 2014 totaled $8,608 attributable to revenues from the social casino gaming as compared to no revenues for the nine months ended September 30, 2013.

General and administrative expenses for the nine months ended September 30, 2014 increased by $134,317 to $195,545 from $60,228, when compared to the same period last year. The increase was due primarily to an increase of $45,300 in audit and accounting expense, $49,520 in consultant fees, $40,000 in management fees, $23,536 in legal expense and $21,577 in advertising expense offset by a reduction in game development fees of $54,195.

Interest expense for the nine months ended September 30, 2014 increased by $36,987 when compared to the same period last year.  The increase was due to new debt and the loan assumed in the exchange agreement.

Cash and Cash Equivalents

As of September 30, 2014, we had cash of $1,959 as compared to $25,856 as of December 31, 2013.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $500,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $1,959 and a working capital deficiency of $302,837 compared to a working capital deficiency of $704,016, at December 31, 2013.  During the nine month period ended September 30, 2014, we funded our operations from loans from third parties.

 For the nine month period ended September 30, 2014, we used net cash of $48,897 in operations

For the nine month period ended September 30, 2014, we $5,000 in investing activities for a purchase of software.

For the nine month period ended September 30, 2014, we had an increase in financing activities of $30,000 from advances under the line of credit.

During the nine months ended September 30, 2014, the outstanding principal balance and accrued interest of certain convertible notes in the aggregate amount of $625,720 were converted into 2,506,878 shares of our common stock.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

 In performing the above-referenced assessment, management had concluded that as of September 30, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

GAMZIO MOBILE, INC.

Date: November 19, 2014	/s/ Jason Deiboldt
Jason Deiboldt
Chief Executive Officer and President (Principal Executive Officer)

Date:November 19, 2014	/s/ Monika Sagar
Monika Sagar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)